Form 10-Q
period 2013-06-30
DuPont Fabros Technology LP; DUPONT FABROS TECHNOLOGY, INC.
filed 2013-07-25
CIK 1418175, 1407739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013.
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From             to            .
Commission file number 001-33748

DUPONT FABROS TECHNOLOGY, INC.
DUPONT FABROS TECHNOLOGY, L.P.
(Exact name of registrant as specified in its charter)

Maryland (DuPont Fabros Technology, Inc.) Maryland (DuPont Fabros Technology, L.P.)	20-8718331 26-0559473
(State or other jurisdiction of Incorporation or organization)	(IRS employer identification number)

1212 New York Avenue, NW, Suite 900 Washington, D.C.	20005
(Address of principal executive offices)	Zip Code
Registrant’s telephone number, including area code: (202) 728-0044

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated Filer	☒	Accelerated filer	☐
(DuPont Fabros Technology, Inc. only)
Non-accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
(DuPont Fabros Technology, L.P. only)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 19, 2013
DuPont Fabros Technology, Inc. Common Stock, $0.001 par value per share	64,705,976

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2013 of DuPont Fabros Technology, Inc. and DuPont Fabros Technology, L.P. References to the “REIT” or “DFT” mean DuPont Fabros Technology, Inc. and its controlled subsidiaries; and references to the “Operating Partnership” or “OP” mean DuPont Fabros Technology, L.P. and its controlled subsidiaries. The term “the Company” refers to DFT and the Operating Partnership, collectively.
DFT is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. The Operating Partnership’s capital includes general and limited common operating partnership units, or “OP units.” As of June 30, 2013, DFT owned 80.3% of the common economic interest in the Operating Partnership, with the remaining interest being owned by investors. As the sole general partner of the Operating Partnership, DFT has exclusive control of the Operating Partnership’s day-to-day management.
The Company believes combining the quarterly reports on Form 10-Q of DFT and the Operating Partnership into this single report provides the following benefits:

•	enhances investors’ understanding of DFT and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;

•
eliminates duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the disclosure in this report applies to both DFT and the Operating Partnership; and

•	creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.
Management operates DFT and the Operating Partnership as one business. The management of DFT consists of the same employees as the management of the Operating Partnership.
The Company believes it is important for investors to understand the few differences between DFT and the Operating Partnership in the context of how DFT and the Operating Partnership operate as a consolidated company. DFT is a REIT, whose only material asset is its ownership of OP units of the Operating Partnership. As a result, DFT does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time to time and guaranteeing unsecured debt of the Operating Partnership. DFT has not issued any indebtedness, but has guaranteed all of the unsecured debt of the Operating Partnership. The Operating Partnership holds all the real estate assets of the Company. Except for net proceeds from public equity issuances by DFT, which are contributed to the Operating Partnership in exchange for OP units or preferred units, the Operating Partnership generates all remaining capital required by the Company’s business. These sources include the Operating Partnership’s operations, its direct or indirect incurrence of indebtedness, and the issuance of partnership units.
As general partner with control of the Operating Partnership, DFT consolidates the Operating Partnership for financial reporting purposes. The presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of DFT and those of the Operating Partnership. The Operating Partnership’s capital includes preferred units and general and limited common units that are owned by DFT and the other partners. DFT’s stockholders’ equity includes preferred stock, common stock, additional paid in capital and retained earnings. The common limited partnership interests held by the limited partners (other than DFT) in the Operating Partnership are presented as “redeemable partnership units” in the Operating Partnership’s consolidated financial statements and as “redeemable noncontrolling interests-operating partnership” in DFT’s consolidated financial statements. The only difference between the assets and liabilities of DFT and the Operating Partnership as of June 30, 2013 is a $4.3 million bank account held by DFT that is not part of the Operating Partnership. Net income is the same for DFT and the Operating Partnership.
In order to highlight the few differences between DFT and the Operating Partnership, there are sections in this report that discuss DFT and the Operating Partnership separately, including separate financial statements, controls and procedures sections, and Exhibit 31 and 32 certifications. In the sections that combine disclosure for DFT and the Operating Partnership, this report refers to actions or holdings as being actions or holdings of the Company. Although the Operating Partnership is generally the entity that enters into contracts, holds assets and issues debt, we believe that reference to the Company in this context is appropriate because the business is one enterprise and the Company operates the business through the Operating Partnership.

DUPONT FABROS TECHNOLOGY, INC. / DUPONT FABROS TECHNOLOGY, L.P.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2013

PART 1—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
DUPONT FABROS TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS (in thousands except share data)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Income producing property:
Land	$75,956	$73,197
Buildings and improvements	2,419,359	2,315,499
	2,495,315	2,388,696
Less: accumulated depreciation	(369,420)	(325,740)
Net income producing property	2,125,895	2,062,956
Construction in progress and land held for development	135,950	218,934
Net real estate	2,261,845	2,281,890
Cash and cash equivalents	14,373	23,578
Rents and other receivables, net	8,808	3,840
Deferred rent, net	149,771	144,829
Lease contracts above market value, net	9,704	10,255
Deferred costs, net	33,628	35,670
Prepaid expenses and other assets	42,300	30,797
Total assets	$2,520,429	$2,530,859
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Line of credit	$60,000	$18,000
Mortgage notes payable	115,000	139,600
Unsecured notes payable	550,000	550,000
Accounts payable and accrued liabilities	24,416	22,280
Construction costs payable	5,762	6,334
Accrued interest payable	2,347	2,601
Dividend and distribution payable	25,901	22,177
Lease contracts below market value, net	12,276	14,022
Prepaid rents and other liabilities	50,770	35,524
Total liabilities	846,472	810,538
Redeemable noncontrolling interests – operating partnership	383,877	453,889
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.001 par value, 50,000,000 shares authorized:
Series A cumulative redeemable perpetual preferred stock, 7,400,000 issued and outstanding at June 30, 2013 and December 31, 2012	185,000	185,000
Series B cumulative redeemable perpetual preferred stock, 6,650,000 issued and outstanding at June 30, 2013 and December 31, 2012	166,250	166,250
Common stock, $.001 par value, 250,000,000 shares authorized, 64,700,976 shares issued and outstanding at June 30, 2013 and 63,340,929 shares issued and outstanding at December 31, 2012	65	63
Additional paid in capital	938,765	915,119
Retained earnings	—	—
Total stockholders’ equity	1,290,080	1,266,432
Total liabilities and stockholders’ equity	$2,520,429	$2,530,859
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues:
Base rent	$61,710	$55,773	$122,193	$108,943
Recoveries from tenants	29,047	25,728	55,386	49,814
Other revenues	807	1,157	1,744	2,283
Total revenues	91,564	82,658	179,323	161,040
Expenses:
Property operating costs	24,767	23,473	48,279	45,836
Real estate taxes and insurance	3,673	2,413	7,314	4,584
Depreciation and amortization	23,196	22,484	46,235	44,354
General and administrative	4,332	4,505	8,882	9,741
Other expenses	585	744	1,357	1,412
Total expenses	56,553	53,619	112,067	105,927
Operating income	35,011	29,039	67,256	55,113
Interest income	16	45	53	79
Interest:
Expense incurred	(12,505)	(12,674)	(25,442)	(24,537)
Amortization of deferred financing costs	(775)	(916)	(3,393)	(1,803)
Net income	21,747	15,494	38,474	28,852
Net income attributable to redeemable noncontrolling interests – operating partnership	(2,965)	(2,006)	(4,938)	(3,576)
Net income attributable to controlling interests	18,782	13,488	33,536	25,276
Preferred stock dividends	(6,811)	(6,811)	(13,622)	(13,430)
Net income attributable to common shares	$11,971	$6,677	$19,914	$11,846
Earnings per share – basic:
Net income attributable to common shares	$0.19	$0.11	$0.31	$0.19
Weighted average common shares outstanding	64,380,566	62,897,982	64,733,309	62,733,265
Earnings per share – diluted:
Net income attributable to common shares	$0.18	$0.11	$0.30	$0.19
Weighted average common shares outstanding	65,188,907	63,749,724	65,556,852	63,648,912
Dividends declared per common share	$0.25	$0.15	$0.45	$0.27
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited and in thousands except share data)

	Preferred Stock	Common Shares		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)
		Number	Amount			Total
Balance at December 31, 2012	$351,250	63,340,929	$63	$915,119	$—	$1,266,432
Net income attributable to controlling interests					33,536	33,536
Dividends declared on common stock				(9,190)	(19,914)	(29,104)
Dividends earned on preferred stock					(13,622)	(13,622)
Redemption of operating partnership units		2,891,269	3	69,897		69,900
Common stock repurchases		(1,632,673)	(1)	(37,791)		(37,792)
Issuance of stock awards		152,931	—	320		320
Retirement and forfeiture of stock awards		(51,480)	—	(1,138)		(1,138)
Amortization of deferred compensation costs				3,659		3,659
Adjustments to redeemable noncontrolling interests – operating partnership				(2,111)		(2,111)
Balance at June 30, 2013	$351,250	64,700,976	$65	$938,765	$—	$1,290,080
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)

	Six months ended June 30,
	2013	2012
Cash flow from operating activities
Net income	$38,474	$28,852
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	46,235	44,354
Straight line rent, net of reserve	(6,654)	(11,226)
Amortization of deferred financing costs	1,693	1,803
Write-off of deferred financing costs	1,700	—
Amortization of lease contracts above and below market value	(1,195)	(1,832)
Compensation paid with Company common shares	3,515	3,673
Changes in operating assets and liabilities
Rents and other receivables	(3,219)	(566)
Deferred costs	(205)	(787)
Prepaid expenses and other assets	(10,650)	(3,583)
Accounts payable and accrued liabilities	2,260	(2,045)
Accrued interest payable	(254)	56
Prepaid rents and other liabilities	14,087	(110)
Net cash provided by operating activities	85,787	58,589
Cash flow from investing activities
Investments in real estate – development	(20,516)	(35,752)
Interest capitalized for real estate under development	(504)	(1,533)
Improvements to real estate	(4,357)	(1,677)
Additions to non-real estate property	(24)	(55)
Net cash used in investing activities	(25,401)	(39,017)
Cash flow from financing activities
Issuance of preferred stock, net of offering costs	—	62,685
Line of credit:
Proceeds	72,000	15,000
Repayments	(30,000)	(35,000)
Mortgage notes payable:
Proceeds	115,000	—
Lump sum payoffs	(138,300)	—
Repayments	(1,300)	(2,600)
Exercises of stock options	—	868
Payments of financing costs	(3,036)	(2,081)
Common stock repurchases	(37,792)	—
Dividends and distributions:
Common shares	(25,597)	(15,122)
Preferred shares	(13,622)	(12,384)
Redeemable noncontrolling interests – operating partnership	(6,944)	(4,563)
Net cash (used in) provided by financing activities	(69,591)	6,803

DUPONT FABROS TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands) (Continued)

	Six months ended June 30,
	2013	2012
Net (decrease) increase in cash and cash equivalents	(9,205)	26,375
Cash and cash equivalents, beginning	23,578	14,402
Cash and cash equivalents, ending	$14,373	$40,777
Supplemental information:
Cash paid for interest	$26,200	$26,014
Deferred financing costs capitalized for real estate under development	$34	$97
Construction costs payable capitalized for real estate under development	$5,762	$14,048
Redemption of operating partnership units	$69,900	$5,700
Adjustments to redeemable noncontrolling interests - operating partnership	$2,111	$83,333
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.

CONSOLIDATED BALANCE SHEETS (in thousands except units)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Income producing property:
Land	$75,956	$73,197
Buildings and improvements	2,419,359	2,315,499
	2,495,315	2,388,696
Less: accumulated depreciation	(369,420)	(325,740)
Net income producing property	2,125,895	2,062,956
Construction in progress and land held for development	135,950	218,934
Net real estate	2,261,845	2,281,890
Cash and cash equivalents	10,077	19,282
Rents and other receivables, net	8,808	3,840
Deferred rent, net	149,771	144,829
Lease contracts above market value, net	9,704	10,255
Deferred costs, net	33,628	35,670
Prepaid expenses and other assets	42,300	30,797
Total assets	$2,516,133	$2,526,563
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Line of credit	$60,000	$18,000
Mortgage notes payable	115,000	139,600
Unsecured notes payable	550,000	550,000
Accounts payable and accrued liabilities	24,416	22,280
Construction costs payable	5,762	6,334
Accrued interest payable	2,347	2,601
Dividend and distribution payable	25,901	22,177
Lease contracts below market value, net	12,276	14,022
Prepaid rents and other liabilities	50,770	35,524
Total liabilities	846,472	810,538
Redeemable partnership units	383,877	453,889
Commitments and contingencies	—	—
Partners’ capital:
Limited partners’ capital:
Series A cumulative redeemable perpetual preferred units, 7,400,000 issued and outstanding at June 30, 2013 and December 31, 2012	185,000	185,000
Series B cumulative redeemable perpetual preferred units, 6,650,000 issued and outstanding at June 30, 2013 and December 31, 2012	166,250	166,250
Common units, 64,038,603 issued and outstanding at June 30, 2013 and 62,678,556 issued and outstanding at December 31, 2012	924,967	901,361
General partner’s capital, common units, 662,373 issued and outstanding at June 30, 2013 and December 31, 2012	9,567	9,525
Total partners’ capital	1,285,784	1,262,136
Total liabilities and partners’ capital	$2,516,133	$2,526,563
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands except unit and per unit data)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues:
Base rent	$61,710	$55,773	$122,193	$108,943
Recoveries from tenants	29,047	25,728	55,386	49,814
Other revenues	807	1,157	1,744	2,283
Total revenues	91,564	82,658	179,323	161,040
Expenses:
Property operating costs	24,767	23,473	48,279	45,836
Real estate taxes and insurance	3,673	2,413	7,314	4,584
Depreciation and amortization	23,196	22,484	46,235	44,354
General and administrative	4,332	4,505	8,882	9,741
Other expenses	585	744	1,357	1,412
Total expenses	56,553	53,619	112,067	105,927
Operating income	35,011	29,039	67,256	55,113
Interest income	16	45	53	79
Interest:
Expense incurred	(12,505)	(12,674)	(25,442)	(24,537)
Amortization of deferred financing costs	(775)	(916)	(3,393)	(1,803)
Net income	21,747	15,494	38,474	28,852
Preferred unit distributions	(6,811)	(6,811)	(13,622)	(13,430)
Net income attributable to common units	$14,936	$8,683	$24,852	$15,422
Earnings per unit – basic:
Net income attributable to common units	$0.19	$0.11	$0.31	$0.19
Weighted average common units outstanding	80,311,476	81,771,775	80,781,930	81,672,861
Earnings per unit – diluted:
Net income attributable to common units	$0.18	$0.11	$0.30	$0.19
Weighted average common units outstanding	81,119,817	82,623,517	81,605,473	82,588,508
Distributions declared per unit	$0.25	$0.15	$0.45	$0.27
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(unaudited and in thousands, except unit data)

	Limited Partners’ Capital			General Partner’s Capital
	Preferred Amount	Common Units	Common Amount	Common Units	Common Amount	Total
Balance at December 31, 2012	$351,250	62,678,556	$901,361	662,373	$9,525	$1,262,136
Net income			38,080		394	38,474
Common unit distributions			(35,967)		(298)	(36,265)
Preferred unit distributions			(13,483)		(139)	(13,622)
Issuance of OP units to REIT when redeemable partnership units redeemed		2,891,269	69,900			69,900
Retirement of OP units for common stock repurchases		(1,632,673)	(37,792)			(37,792)
Issuance of OP units for stock awards		152,931	320			320
Retirement and forfeiture of OP units		(51,480)	(1,138)			(1,138)
Amortization of deferred compensation costs			3,659			3,659
Adjustments to redeemable partnership units			27		85	112
Balance at June 30, 2013	$351,250	64,038,603	$924,967	662,373	$9,567	$1,285,784
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)

	Six months ended June 30,
	2013	2012
Cash flow from operating activities
Net income	$38,474	$28,852
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	46,235	44,354
Straight line rent, net of reserve	(6,654)	(11,226)
Amortization of deferred financing costs	1,693	1,803
Write-off of deferred financing costs	1,700	—
Amortization of lease contracts above and below market value	(1,195)	(1,832)
Compensation paid with Company common shares	3,515	3,673
Changes in operating assets and liabilities
Rents and other receivables	(3,219)	(566)
Deferred costs	(205)	(787)
Prepaid expenses and other assets	(10,650)	(3,583)
Accounts payable and accrued liabilities	2,260	(2,045)
Accrued interest payable	(254)	56
Prepaid rents and other liabilities	14,087	(110)
Net cash provided by operating activities	85,787	58,589
Cash flow from investing activities
Investments in real estate – development	(20,516)	(35,752)
Interest capitalized for real estate under development	(504)	(1,533)
Improvements to real estate	(4,357)	(1,677)
Additions to non-real estate property	(24)	(55)
Net cash used in investing activities	(25,401)	(39,017)
Cash flow from financing activities
Issuance of preferred units, net of offering costs	—	62,694
Line of credit:
Proceeds	72,000	15,000
Repayments	(30,000)	(35,000)
Mortgage notes payable:
Proceeds	115,000	—
Lump sum payoffs	(138,300)	—
Repayments	(1,300)	(2,600)
Issuance of OP units for common stock option exercises	—	868
Payments of financing costs	(3,036)	(2,081)
OP unit repurchases	(37,792)	—
Distributions	(46,163)	(32,069)
Net cash (used in) provided by financing activities	(69,591)	6,812

DUPONT FABROS TECHNOLOGY, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands) (Continued)

	Six months ended June 30,
	2013	2012
Net (decrease) increase in cash and cash equivalents	(9,205)	26,384
Cash and cash equivalents, beginning	19,282	10,097
Cash and cash equivalents, ending	$10,077	$36,481
Supplemental information:
Cash paid for interest	$26,200	$26,014
Deferred financing costs capitalized for real estate under development	$34	$97
Construction costs payable capitalized for real estate under development	$5,762	$14,048
Redemption of operating partnership units	$69,900	$5,700
Adjustments to redeemable partnership units	$(112)	$81,808
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.
DUPONT FABROS TECHNOLOGY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(unaudited)
1. Description of Business
DuPont Fabros Technology, Inc. (the “REIT” or “DFT”), through its controlling interest in DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP” and collectively with DFT and their operating subsidiaries, the “Company”), is a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. DFT is a real estate investment trust, or REIT, for federal income tax purposes and is the sole general partner of the Operating Partnership, and as of June 30, 2013, owned 80.3% of the common economic interest in the Operating Partnership, of which 1.0% is held as general partnership units. As of June 30, 2013, the Company holds a fee simple interest in the following properties:

•	ten operating data centers – referred to as ACC2, ACC3, ACC4, ACC5, ACC6, VA3, VA4, CH1, NJ1 Phase I and SC1 Phase I;

•	one data center currently under development - the first phase of ACC7

•	data center projects available for future development – the second phases of NJ1 and SC1; and the second, third and fourth phases of ACC7

•	land that may be used to develop additional data centers – referred to as ACC8 and SC2.

2. Significant Accounting Policies
Basis of Presentation
This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2013 of DFT and the Operating Partnership. DFT is a real estate investment trust and the general partner of the Operating Partnership. The Operating Partnership’s capital includes general and limited common operating partnership units, or “OP units.” As the sole general partner of the Operating Partnership, DFT has exclusive control of the Operating Partnership’s day-to-day management.
The Company believes combining the quarterly reports on Form 10-Q of DFT and the Operating Partnership into this single report provides the following benefits:

•	enhances investors’ understanding of DFT and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;

•
eliminates duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the disclosure in this report applies to both DFT and the Operating Partnership; and

•	creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.
Management operates DFT and the Operating Partnership as one business. The management of DFT consists of the same employees as the management of the Operating Partnership.
The Company believes it is important for investors to understand the few differences between DFT and the Operating Partnership in the context of how DFT and the Operating Partnership operate as a consolidated company. DFT is a REIT, whose only material asset is its ownership of OP units of the Operating Partnership. As a result, DFT does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time to time and guaranteeing unsecured debt of the Operating Partnership. DFT has not issued any indebtedness, but has guaranteed all of the unsecured debt of the Operating Partnership. The Operating Partnership holds all the real estate assets of the Company. Except for net proceeds from public equity issuances by DFT, which are contributed to the Operating Partnership in exchange for OP units or preferred units, the Operating Partnership generates all remaining capital required by the Company’s business. These sources include the Operating Partnership’s operations, its direct or indirect incurrence of indebtedness, and the issuance of partnership units.
As general partner with control of the Operating Partnership, DFT consolidates the Operating Partnership for financial reporting purposes. The presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of DFT and those of the Operating Partnership. The Operating Partnership’s capital includes preferred units and general and limited common units that are owned by DFT and the other partners. DFT’s stockholders’ equity includes preferred stock, common stock, additional paid in capital and retained earnings. The common limited partnership interests held by the limited partners (other than DFT) in the Operating Partnership are presented as “redeemable partnership units” in the Operating Partnership’s consolidated financial statements and as “redeemable noncontrolling interests-operating partnership” in DFT’s consolidated financial statements. The only difference between the assets and liabilities of DFT and the Operating Partnership as of June 30, 2013 is a $4.3 million bank account held by DFT that is not part of the Operating Partnership. Net income is the same for DFT and the Operating Partnership.
The accompanying unaudited consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-Q and the audited financial statements and accompanying notes for the year ended December 31, 2012 contained in the Company’s Form 10-K, which contains a complete listing of the Company’s significant accounting policies.
The Company has one reportable segment consisting of investments in data centers located in the United States. All of the Company's properties generate similar types of revenues and expenses related to tenant rent and reimbursements and operating expenses. The delivery of the Company's products is consistent across all properties and although services are provided to a range of customers, the types of services provided to them are limited to a few core principles. As such, the properties in the Company's portfolio have similar economic characteristics and the nature of the products and services provided to the Company's customers and the method to distribute such services are consistent throughout the portfolio.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Property
Depreciation on buildings is generally provided on a straight-line basis over 40 years from the date the buildings were placed in service. Building components are depreciated over the life of the respective improvement ranging from 10 to 40 years from the date the components were placed in service. Personal property is depreciated over three years to seven years. Depreciation expense was $22.2 million and $21.3 million for the three months ended June 30, 2013 and 2012, respectively, and $44.2 million and $42.0 million for the six months ended June 30, 2013 and 2012, respectively. Included in these amounts is amortization expense related to tenant origination costs, which was $0.8 million for each of the three months ended June 30, 2013 and 2012, respectively, and $1.6 million for each of the six months ended June 30, 2013 and 2012, respectively. Repairs and maintenance costs are expensed as incurred.
The Company records impairment losses on long-lived assets used in operations or in development when events or changes in circumstances indicate that the assets might be impaired, and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amounts. If circumstances indicating impairment of a long-lived asset are present, the Company would determine the fair value of that asset, and an impairment loss would be recognized in an amount equal to the excess of the carrying amount of the impaired asset over its fair value. Management assesses the recoverability of the carrying value of its assets on a property-by-property basis. No impairment losses were recorded during the six months ended June 30, 2013 and 2012.
Deferred Costs
Deferred costs, net on the Company’s consolidated balance sheets include both financing and leasing costs.
Financing costs, which represent fees and other costs incurred in obtaining debt, are amortized using the effective-interest rate method or a method that approximates the effective-interest method, over the term of the loan and are included in amortization of deferred financing costs. In March 2013, the Company paid off the $138.3 million balance of the ACC5 Term Loan that resulted in a write-off of $1.7 million of unamortized deferred financing costs. Balances, net of accumulated amortization, at June 30, 2013 and December 31, 2012 are as follows (in thousands):

	June 30, 2013	December 31, 2012
Financing costs	$21,585	$23,082
Accumulated amortization	(9,426)	(10,531)
Financing costs, net	$12,159	$12,551

Leasing costs, which are either external fees and costs incurred in the successful negotiations of leases, internal costs expended in the successful negotiations of leases or the estimated leasing commissions resulting from the allocation of the purchase price of ACC2, VA3, VA4 and ACC4, are deferred and amortized over the terms of the related leases on a straight-line basis. If an applicable lease terminates prior to the expiration of its initial term, the carrying amount of the costs are written off to amortization expense. The Company incurred leasing costs of $0.1 million and $0.6 million for the three months ended June 30, 2013 and 2012, respectively, and $0.2 million and $0.8 million for the six months ended June 30, 2013 and 2012, respectively. Amortization of deferred leasing costs totaled $0.9 million and $1.1 million for the three months ended June 30, 2013 and 2012, respectively, and $1.9 million and $2.2 million for the six months ended June 30, 2013 and 2012, respectively. Balances, net of accumulated amortization, at June 30, 2013 and December 31, 2012 are as follows (in thousands):

	June 30, 2013	December 31, 2012
Leasing costs	$46,886	$46,719
Accumulated amortization	(25,417)	(23,600)
Leasing costs, net	$21,469	$23,119
Inventory
The Company maintains fuel inventory for its generators, which is recorded at the lower of cost (on a first-in, first-out basis) or market. As of June 30, 2013 and December 31, 2012, the fuel inventory was $3.6 million and $3.0 million, respectively, and is included in prepaid expenses and other assets in the accompanying consolidated balance sheets.
Rental Income
The Company, as a lessor, has retained substantially all the risks and benefits of ownership and accounts for its leases as operating leases. For lease agreements that provide for scheduled fixed and determinable rent increases, rental income is recognized on a straight-line basis over the non-cancellable term of the leases, which commences when control of the space and critical power have been provided to the tenant. If the lease contains an early termination clause with a penalty payment, the Company determines the lease termination date by evaluating whether the penalty reasonably assures that the lease will not be terminated early. Lease inducements, which include free rent or cash payments to tenants, are amortized as a reduction of rental income over the non-cancellable lease term. Straight-line rents receivable are included in deferred rent on the consolidated balance sheets. Lease intangible assets and liabilities that have resulted from above-market and below-market leases that were acquired are amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining non-cancellable term of the underlying leases. If a lease terminates prior to the expiration of its initial term, the unamortized portion of lease intangibles associated with that lease will be written off to rental revenue. Balances, net of accumulated amortization, at June 30, 2013 and December 31, 2012 are as follows (in thousands):

	June 30, 2013	December 31, 2012
Lease contracts above market value	$23,100	$23,100
Accumulated amortization	(13,396)	(12,845)
Lease contracts above market value, net	$9,704	$10,255

Lease contracts below market value	$39,375	$39,375
Accumulated amortization	(27,099)	(25,353)
Lease contracts below market value, net	$12,276	$14,022

The Company’s policy is to record a reserve for losses on accounts receivable equal to the estimated uncollectible accounts. The estimate is based on management’s historical experience and a review of the current status of the Company’s receivables. As of June 30, 2013 and December 31, 2012, the Company had a reserve against rents and other receivables of $1.3 million and $0.9 million, respectively. The Company also establishes an appropriate allowance for doubtful accounts for receivables arising from the straight-lining of rents. These receivables arise from revenue recognized in excess of amounts currently due under the lease and are recorded as deferred rent in the accompanying balance sheets. As of June 30, 2013 and December 31, 2012, the Company had a reserve against deferred rent of $2.1 million.

The reserves described above were set up for one tenant that restructured its lease obligations with the Company. Under this restructuring, this tenant's outstanding accounts receivable and deferred rent receivable related to the returned space was converted into a note receivable, the terms of which require the payment of principal and interest over the next four years. Principal payments on the note begin on September 30, 2013 and are calculated on a ten-year amortization schedule with a final principal payment of the remaining note balance due on December 31, 2016. Additionally, under this restructuring this tenant has the right to defer up to two-thirds of base rent due over the next 18 months at NJ1 in Piscataway, New Jersey. Any base rent deferred is added to the note. The note balance as of June 30, 2013 was $4.9 million.
Tenant leases generally contain provisions under which the tenants reimburse the Company for a portion of operating expenses and real estate taxes incurred by the property. Recoveries from tenants are included in revenue in the consolidated statements of operations in the period the applicable expenditures are incurred. Recoveries from tenants also include the property management fees that the Company earns from its tenants.

Other Revenue
Other revenue primarily consists of services provided to tenants on a non-recurring basis. This includes projects such as the purchase and installation of circuits, racks, breakers and other tenant requested items. Revenue is recognized on a completed contract basis. Costs of providing these services are included in other expenses in the accompanying consolidated statements of operations.
Redeemable Noncontrolling Interests – Operating Partnership / Redeemable Partnership Units
Redeemable noncontrolling interests – operating partnership, as presented on DFT’s consolidated balance sheets, represent the limited partnership interests in the Operating Partnership (“OP units”) held by individuals and entities other than DFT. These interests are also presented on the Operating Partnership’s consolidated balance sheets, referred to as “redeemable partnership units.” Accordingly, the following discussion related to redeemable noncontrolling interests – operating partnership of the REIT refers equally to redeemable partnership units of the Operating Partnership.
Redeemable noncontrolling interests – operating partnership, which require cash payment, or allow settlement in shares, but with the ability to deliver the shares outside of the control of DFT, are reported outside of the permanent equity section of the consolidated balance sheets of DFT and Operating Partnership. Redeemable noncontrolling interests – operating partnership are adjusted for income, losses and distributions allocated to OP units not held by DFT (normal noncontrolling interest accounting amount). Adjustments to redeemable noncontrolling interests – operating partnership are recorded to reflect increases or decreases in the ownership of the Operating Partnership by holders of OP units, including the redemptions of OP units for cash or in exchange for shares of DFT’s common stock. If such adjustments result in redeemable noncontrolling interests – operating partnership being recorded at less than the redemption value of the OP units, redeemable noncontrolling interests – operating partnership are further adjusted to their redemption value (see Note 6). Redeemable noncontrolling interests – operating partnership are recorded at the greater of the normal noncontrolling interest accounting amount or redemption value. The following is a summary of activity for redeemable noncontrolling interests – operating partnership for the six months ended June 30, 2013 (dollars in thousands):

	OP Units
	Number	Amount
Balance at December 31, 2012	18,786,806	$453,889
Net income attributable to redeemable noncontrolling interests – operating partnership	—	4,938
Distributions declared	—	(7,161)
Redemption of operating partnership units	(2,891,269)	(69,900)
Adjustments to redeemable noncontrolling interests – operating partnership	—	2,111
Balance at June 30, 2013	15,895,537	$383,877

The following is a summary of activity for redeemable partnership units for the six months ended June 30, 2013 (dollars in thousands):

	OP Units
	Number	Amount
Balance at December 31, 2012	18,786,806	$453,889
Redemption of operating partnership units	(2,891,269)	(69,900)
Adjustments to redeemable partnership units	—	(112)
Balance at June 30, 2013	15,895,537	$383,877
Net income is allocated to controlling interests and redeemable noncontrolling interests – operating partnership in accordance with the limited partnership agreement of the Operating Partnership. The following is a summary of net income attributable to controlling interests and transfers to redeemable noncontrolling interests – operating partnership for the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income attributable to controlling interests	$18,782	$13,488	$33,536	$25,276
Transfers from noncontrolling interests:
Net change in the Company’s common stock and additional paid in capital due to the redemption of OP units and other adjustments to redeemable noncontrolling interests – operating partnership	1,900	(74,926)	67,789	(77,633)
	$20,682	$(61,438)	$101,325	$(52,357)

Earnings Per Share of the REIT
Basic earnings per share is calculated by dividing the net income attributable to common shares for the period by the weighted average number of common shares outstanding during the period using the two class method. Diluted earnings per share is calculated by dividing the net income attributable to common shares for the period by the weighted average number of common and dilutive securities outstanding during the period.
Earnings Per Unit of the Operating Partnership
Basic earnings per unit is calculated by dividing the net income attributable to common units for the period by the weighted average number of common units outstanding during the period using the two class method. Diluted earnings per unit is calculated by dividing the net income attributable to common units for the period by the weighted average number of common and dilutive securities outstanding during the period.
Stock-based Compensation
DFT awards stock-based compensation to employees and members of its Board of Directors in the form of common stock. For each stock award granted by DFT, the OP issues an equivalent common unit, which may be referred to herein as a common share, common stock, or common unit. The Company estimates the fair value of the awards and recognizes this value over the requisite vesting period. The fair value of restricted stock-based compensation is based on the market value of DFT’s common stock on the date of the grant. The fair value of options to purchase common stock is based on the Black-Scholes model. The fair value of performance units is based on a Monte Carlo simulation.

3. Real Estate Assets
The following is a summary of properties owned by the Company at June 30, 2013 (dollars in thousands):

Property	Location	Land	Buildings and Improvements	Construction in Progress and Land Held for Development	Total Cost
ACC2	Ashburn, VA	$2,500	$159,097	$—	$161,597
ACC3	Ashburn, VA	1,071	95,532	—	96,603
ACC4	Ashburn, VA	6,600	538,031	—	544,631
ACC5	Ashburn, VA	6,443	297,705	—	304,148
ACC6	Ashburn, VA	5,518	215,158	—	220,676
VA3	Reston, VA	9,000	177,244	—	186,244
VA4	Bristow, VA	6,800	148,493	—	155,293
CH1	Elk Grove Village, IL	23,611	358,319	—	381,930
NJ1 Phase I	Piscataway, NJ	4,311	208,769	—	213,080
SC1 Phase I	Santa Clara, CA	10,102	221,011	—	231,113
		75,956	2,419,359	—	2,495,315
Construction in progress and land held for development	(1)	—	—	135,950	135,950
		$75,956	$2,419,359	$135,950	$2,631,265

(1)	Properties located in Ashburn, VA (ACC7 and ACC8); Piscataway, NJ (NJ1 Phase II) and Santa Clara, CA (SC1 Phase II and SC2).

4. Debt
Debt Summary as of June 30, 2013 and December 31, 2012
($ in thousands)

	June 30, 2013				December 31, 2012
	Amounts	% of Total	Rates	Maturities (years)	Amounts
Secured	$115,000	16%	2.0%	4.7	$139,600
Unsecured	610,000	84%	7.9%	3.7	568,000
Total	$725,000	100%	6.9%	3.8	$707,600
Fixed Rate Debt:
Unsecured Notes	$550,000	76%	8.5%	3.8	$550,000
Fixed Rate Debt	550,000	76%	8.5%	3.8	550,000
Floating Rate Debt:
Unsecured Credit Facility	60,000	8%	2.0%	2.7	18,000
ACC3 Term Loan	115,000	16%	2.0%	4.7	—
ACC5 Term Loan	—	—%	—%	—	139,600
Floating Rate Debt	175,000	24%	2.0%	4.1	157,600
Total	$725,000	100%	6.9%	3.8	$707,600

Note:	The Company capitalized interest and deferred financing cost amortization of $0.3 million and $0.5 million during the three and six months ended June 30, 2013, respectively.

Outstanding Indebtedness

ACC3 Term Loan

On March 27, 2013, the Company entered into a $115 million term loan facility (the “ACC3 Term Loan”). The ACC3 Term Loan matures on March 27, 2018 and the borrower, a subsidiary of the Company, may elect to have borrowings under the facility bear interest at (i) LIBOR plus 1.85% or (ii) the greater of (a) the base rate, which is the greater of KeyBank National Association's prime rate and 0.5% above the Federal Reserve Bank of Cleveland's rate, plus in each case 0.85%, and (b) the 30-day LIBOR plus 1.85%. The interest rate is currently at LIBOR plus 1.85%. The Company may prepay the ACC3 Term Loan at any time, in whole or in part, without penalty or premium.
The loan is secured by the ACC3 data center and an assignment of the lease agreement between the Company and the tenant of ACC3. The Operating Partnership has guaranteed the outstanding principal amount of the ACC3 Term Loan, plus interest and certain costs under the loan.
The ACC3 Term Loan imposes financial maintenance covenants relating to, among other things, the following matters:

•	consolidated total indebtedness of the Operating Partnership not exceeding 60% of gross asset value of the Operating Partnership;

•	fixed charge coverage ratio of the Operating Partnership being not less than 1.70 to 1.00;

•
tangible net worth of the Operating Partnership being not less than $1.3 billion plus 80% of the sum of (i) net equity offering proceeds and (ii) the value of equity interests issued in connection with a contribution of assets to the Operating Partnership or its subsidiaries; and

•	debt service coverage ratio of the borrower not less than 1.50 to 1.00.
The Company was in compliance with all of the covenants under the loan as of June 30, 2013.
Unsecured Notes
On December 16, 2009, the Operating Partnership completed the sale of $550 million of 8.5% senior notes due 2017 (the “Unsecured Notes”). The Unsecured Notes were issued at face value. The Company pays interest on the Unsecured Notes semi-annually, in arrears, on December 15 and June 15 of each year. On each of December 15, 2015 and December 15, 2016, $125 million in principal amount of the Unsecured Notes will become due and payable, with the remaining $300 million due on December 15, 2017.
At any time prior to December 15, 2013, the Operating Partnership may redeem the Unsecured Notes, in whole or in part, at a price equal to the sum of (i) 100% of the principal amount of the Unsecured Notes to be redeemed, plus (ii) a make-whole premium and accrued and unpaid interest. The notes may be redeemed at the option of the Operating Partnership, in whole or in part, at any time, on and after December 15, 2013 at the following redemption prices (expressed as percentages of the principal amount thereof) if redeemed during the 12-month period commencing December 15 of the years indicated below, in each case together with accrued and unpaid interest to the date of redemption:

Year	Redemption Price
2013	104.250%
2014	102.125%
2015 and thereafter	100.000%
The Unsecured Notes are unconditionally guaranteed, jointly and severally on a senior unsecured basis by DFT and certain of the Operating Partnership’s subsidiaries, including the subsidiaries that own the ACC2, ACC4, ACC5, ACC6, VA3, VA4, CH1, NJ1 and SC1 data centers and the SC2 parcels of land (collectively, the “Subsidiary Guarantors”), but excluding the subsidiaries that own the ACC3 data center facility, the ACC7 data center under development, the ACC8 parcel of land and the Company’s taxable REIT subsidiary (“TRS”), DF Technical Services, LLC.
The Company was in compliance with all covenants under the Unsecured Notes as of June 30, 2013.

Unsecured Credit Facility
In June 2013, the Company exercised the accordion feature on its unsecured revolving credit facility, resulting in an increase in total commitment from $225 million to $400 million. The maturity date of the facility is March 21, 2016, with a one-year extension option, subject to the payment of an extension fee equal to 25 basis points on the total commitment in effect on the maturity date and certain other customary conditions.
Under the terms of the facility, the Company may elect to have borrowings under the facility bear interest at either LIBOR or a base rate, which is based on the lender's prime rate, in each case plus an applicable margin. Prior to the Company's Unsecured Notes receiving an investment grade credit rating, the applicable margin added to LIBOR and the base rate is based on the table below.

		Applicable Margin
Pricing Level	Ratio of Total Indebtedness to Gross Asset Value	LIBOR Rate Loans	Base Rate Loans
Level 1	Less than or equal to 35%	1.85%	0.85%
Level 2	Greater than 35% but less than or equal to 40%	2.00%	1.00%
Level 3	Greater than 40% but less than or equal to 45%	2.15%	1.15%
Level 4	Greater than 45% but less than or equal to 52.5%	2.30%	1.30%
Level 5	Greater than 52.5%	2.50%	1.50%
As of June 30, 2013, the applicable margin was set at pricing level 1. The terms of the facility provide for the adjustment of the applicable margin from time to time according to the ratio of the Operating Partnership’s total indebtedness to gross asset value in effect from time to time.
The terms of the facility also provide that, in the event that the Company's Unsecured Notes receive an investment grade credit rating, borrowings under the facility will bear interest based on the table below.

		Applicable Margin
Credit Rating Level	Credit Rating	LIBOR Rate Loans	Base Rate Loans
Level 1	Greater than or equal to A- by S&P or A3 by Moody’s	1.05%	0.05%
Level 2	Greater than or equal to BBB+ by S&P or Baa1 by Moody’s	1.20%	0.20%
Level 3	Greater than or equal to BBB by S&P or Baa2 by Moody’s	1.35%	0.35%
Level 4	Greater than or equal to BBB- by S&P or Baa3 by Moody’s	1.50%	0.50%
Level 5	Less than BBB- by S&P or Baa3 by Moody’s	2.10%	1.10%
Following the receipt of such investment grade rating, the terms of the facility provide for the adjustment of the applicable margin from time to time according to the rating then in effect.
The facility is unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and all of the Operating Partnership’s subsidiaries that currently guaranty the obligations under the Company’s Indenture governing the terms of the Unsecured Notes, listed above.
The amount available for borrowings under the facility is determined according to a calculation comparing the value of certain unencumbered properties designated by the Operating Partnership at such time relative to the amount of the Operating Partnership's unsecured debt. Up to $35 million of the borrowings under the facility may be used for letters of credit.
In June 2013, the Company amended its unsecured credit facility to provide for an option to increase the total commitment under the facility to $600 million, if one or more lenders commit to being a lender for the additional amount and certain other customary conditions are met.

As of June 30, 2013, $60.0 million was outstanding under the facility, with no letters of credit. As of the date of this report, $80.0 million was outstanding under the facility, with no letters of credit.
The facility requires that the Company, the Operating Partnership and their subsidiaries comply with various covenants, including with respect to restrictions on liens, incurring indebtedness, making investments, effecting mergers and/or asset sales, and certain limits on dividend payments, distributions and purchases of the Company's stock. In addition, the facility imposes financial maintenance covenants relating to, among other things, the following matters:

•	unsecured debt not exceeding 60% of the value of unencumbered assets;

•	net operating income generated from unencumbered properties divided by the amount of unsecured debt being not less than 12.5%;

•	total indebtedness not exceeding 60% of gross asset value;

•	fixed charge coverage ratio being not less than 1.70 to 1.00; and

•
tangible net worth being not less than $1.3 billion plus 80% of the sum of (i) net equity offering proceeds and (ii) the value of equity interests issued in connection with a contribution of assets to the Operating Partnership or its subsidiaries.

The facility includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Operating Partnership under the facility to be immediately due and payable. The Company was in compliance with all covenants under the facility as of June 30, 2013.
Indebtedness Retired During 2013
ACC5 Term Loan
On December 2, 2009, the Company entered into a $150 million term loan facility (the “ACC5 Term Loan”). In March 2013, the Company paid off the $138.3 million remaining balance of the ACC5 Term Loan which resulted in a write-off of unamortized deferred financing costs of $1.7 million in the first quarter of 2013. The ACC5 Term Loan was scheduled to mature on December 2, 2014 and bore interest at LIBOR plus 3.00%.
A summary of the Company’s debt maturity schedule as of June 30, 2013 is as follows:
Debt Maturity as of June 30, 2013
($ in thousands)

Year	Fixed Rate		Floating Rate		Total	% of Total	Rates
2013	$—		$—		$—	—%	—%
2014	—		—		—	—%	—%
2015	125,000	(1)	—		125,000	17.2%	8.5%
2016	125,000	(1)	63,750	(2)(3)	188,750	26.0%	6.3%
2017	300,000	(1)	8,750	(3)	308,750	42.7%	8.3%
2018	—		102,500	(3)	102,500	14.1%	2.0%
Total	$550,000		$175,000		$725,000	100%	6.9%

(1)	The Unsecured Notes have mandatory amortization payments due December 15 of each respective year.

(2)	The Unsecured Credit Facility matures on March 21, 2016 with a one-year extension option.

(3)
The ACC3 Term Loan matures on March 27, 2018 with no extension option. Quarterly principal payments of $1.25 million begin on April 1, 2016, increase to $2.5 million on April 1, 2017 and continue through maturity.

5. Commitments and Contingencies
The Company is involved from time to time in various legal proceedings, lawsuits, examinations by various tax authorities and claims that have arisen in the ordinary course of business. Management currently believes that the resolution of such matters will not have a material adverse effect on the Company’s financial condition or results of operations.
A contract related to the development of ACC7 Phase I data center was in place as of June 30, 2013. This contract is cost plus in nature whereby the contract sum is the aggregate of the actual work performed and equipment purchased plus a contractor fee. Control estimates, which are adjusted from time to time to reflect any contract changes, are estimates of the total contract cost at completion. As of June 30, 2013 the ACC7 Phase I control estimate was $157.4 million of which $10.7 million had been incurred. An additional $26.2 million has been committed under this contract as of June 30, 2013.
Concurrent with DFT’s October 2007 initial public offering, the Company entered into tax protection agreements with some of the contributors of the initial properties including DFT’s Chairman of the Board and President and CEO. Pursuant to the terms of these agreements, if the Company disposes of any interest in the initial contributed properties that generates more than a certain allowable amount of built-in gain for the contributors, as a group, in any single year through 2017, the Company will indemnify the contributors for a portion of the tax liabilities incurred with respect to the amount of built-in gain and tax liabilities incurred as a result of the reimbursement payment. The amount of initial built-in gain that can be recognized as of

January 1, 2013 without triggering the tax protection provisions is approximately 60% of the initial built in gain of $667 million (unaudited) or $400 million (unaudited). This percentage grows each year by 10%, accumulating to 100% in 2017. If, as of January 1, 2013, the tax protection provisions were triggered, the Company could be liable for protection on the taxes related to approximately up to $267 million (unaudited) of built-in gain. Additionally, the Company must provide an opportunity for certain of the contributors of the initial properties to guarantee a secured loan. Any sale by the Company that requires payments to any of DFT’s executive officers or directors pursuant to these agreements requires the approval of at least 75% of the disinterested members of DFT’s Board of Directors.

6. Redeemable noncontrolling interests – operating partnership / Redeemable partnership units
Redeemable noncontrolling interests – operating partnership, as presented on DFT’s consolidated balance sheets, represent the OP units held by individuals and entities other than DFT. These interests are also presented on the Operating Partnership’s consolidated balance sheets, referred to as “redeemable partnership units.” Accordingly, the following discussion related to redeemable noncontrolling interests – operating partnership of the REIT refers equally to redeemable partnership units of the Operating Partnership.
The redemption value of redeemable noncontrolling interests – operating partnership as of June 30, 2013 and December 31, 2012 was $383.9 million and $453.9 million, respectively, based on the closing share price of DFT’s common stock of $24.15 and $24.16, respectively, on those dates.
Holders of OP units are entitled to receive distributions in a per unit amount equal to the per share dividends made with respect to each share of DFT’s common stock, if and when DFT’s Board of Directors declares such a dividend. Holders of OP units have the right to tender their units for redemption, in an amount equal to the fair market value of DFT’s common stock. DFT may elect to redeem tendered OP units for cash or for shares of DFT’s common stock. During the six months ended June 30, 2013, OP unitholders redeemed a total of 2,891,269 OP units in exchange for an equal number of shares of common stock. See Note 2.

7. Preferred Stock
Series A Preferred Stock
In October 2010, DFT issued 7,400,000 shares of 7.875% Series A Cumulative Redeemable Perpetual Preferred Stock (“Series A Preferred Stock”) for $185.0 million in an underwritten public offering. The liquidation preference on the Series A Preferred Stock is $25 per share and dividends are scheduled quarterly. For each share of Series A Preferred Stock issued by DFT, the Operating Partnership issued a preferred unit equivalent to DFT with the same terms.
In 2013, DFT declared and paid the following cash dividends on its Series A Preferred Stock, of which the OP paid equivalent distributions on its preferred units:

•	$0.4921875 per share payable to stockholders of record as of April 5, 2013. This dividend was paid on April 15, 2013.

•	$0.4921875 per share payable to stockholders of record as of July 5, 2013. This dividend was paid on July 15, 2013.
Series B Preferred Stock
In March 2011 and January 2012, DFT issued an aggregate of 6,650,000 shares of 7.625% Series B Cumulative Redeemable Perpetual Preferred Stock (“Series B Preferred Stock”) for $166.3 million in underwritten public offerings. The liquidation preference on the Series B Preferred Stock is $25 per share and dividends are scheduled quarterly. For each share of Series B Preferred Stock issued by DFT, the Operating Partnership issued a preferred unit equivalent to DFT with the same terms.
In 2013, DFT declared and paid the following cash dividends on its Series B Preferred Stock, of which the OP paid equivalent distributions on its preferred units:

•	$0.4765625 per share payable to stockholders of record as of April 5, 2013. This dividend was paid on April 15, 2013.

•	$0.4765625 per share payable to stockholders of record as of July 5, 2013. This dividend was paid on July 15, 2013.

8. Stockholders’ Equity of the REIT and Partners’ Capital of the OP
During the six months ended June 30, 2013:

•
DFT issued an aggregate of 152,931 shares of common stock in connection with the Company’s annual grant of restricted stock to employees, the hiring of new employees and grants and retainers for its Board of Directors. The OP issued an equivalent number of units to the REIT.

•	OP unitholders redeemed a total of 2,891,269 OP units in exchange for an equal number of shares of DFT’s common stock.
In 2013, DFT declared and paid the following cash dividends per share on its common stock, of which the OP paid equivalent distributions on OP units:

•	$0.20 per share payable to stockholders of record as of April 5, 2013. This dividend was paid on April 15, 2013.

•	$0.25 per share payable to stockholders of record as of July 5, 2013. This dividend was paid on July 15, 2013.
On November 19, 2012, the Board of Directors authorized a Repurchase Program to acquire up to $80.0 million of DFT's common shares. Repurchases must be made by November 19, 2013. During the six months ended June 30, 2013, DFT repurchased 1,632,673 shares of its common stock totaling $37.8 million. All repurchased shares were retired immediately.

9. Equity Compensation Plan
In May 2011, DFT’s Board of Directors adopted the 2011 Equity Incentive Plan (the “2011 Plan”) following approval from its stockholders. The 2011 Plan is administered by the Compensation Committee of DFT’s Board of Directors. The 2011 Plan allows the Company to provide equity-based compensation to its personnel in the form of stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units, performance-based awards, unrestricted stock, long term incentive units (“LTIP units”) and other awards.
The 2011 Plan authorizes a maximum aggregate of 6,300,000 share equivalents be reserved for future issuances. In addition, shares that were awarded under the Company’s 2007 Equity Compensation Plan (the “2007 Plan”) that subsequently become available due to forfeitures of such awards will be available for issuance under the 2011 Plan.
The 2011 Plan provides that awards can no longer be made under the 2007 Plan. Furthermore, under the 2011 Plan, shares of common stock that are subject to awards of options or stock appreciation rights will be counted against the 2011 Plan share limit as one share for every one share subject to the award. Any shares of stock that are subject to awards other than options or stock appreciation rights shall be counted against the 2011 Plan share limit as 2.36 shares for every one share subject to the award.
As of June 30, 2013, 1,644,906 share equivalents were issued under the 2011 Plan, and the maximum aggregate amount of share equivalents remaining available for future issuance was 4,655,094.
Restricted Stock
Restricted stock awards vest over specified periods of time as long as the employee remains employed with the Company. The following table sets forth the number of unvested shares of restricted stock and the weighted average fair value of these shares at the date of grant:

	Shares of Restricted Stock	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2012	297,919	$22.31
Granted	139,963	$22.78
Vested	(158,521)	$21.71
Forfeited	(2,732)	$22.75
Unvested balance at June 30, 2013	276,629	$22.89
During the six months ended June 30, 2013, the Company issued 139,963 shares of restricted stock, which had an aggregate value of $3.2 million on the respective grant dates. This amount will be amortized to expense over a three year vesting period. Also during the six months ended June 30, 2013, 158,521 shares of restricted stock vested at a value of $3.7 million on the respective vesting dates.
As of June 30, 2013, total unearned compensation on restricted stock was $5.2 million, and the weighted average vesting period was 1.3 years.
Stock Options
Stock option awards are granted with an exercise price equal to the closing market price of DFT’s common stock at the date of grant and vest over specified periods of time as long as the employee remains employed with the Company. All shares to be issued upon option exercises will be newly issued shares and the options have 10-year contractual terms.

A summary of the Company’s stock option activity under the applicable equity incentive plan for the six months ended June 30, 2013 is presented in the tables below.

	Number of Options	Weighted Average Exercise Price
Under option, December 31, 2012	2,076,781	$15.17
Granted	374,214	$22.62
Exercised	—	$—
Forfeited	—	$—
Under option, June 30, 2013	2,450,995	$16.31

	Shares Subject to Option	Total Unearned Compensation		Weighted Average Vesting Period	Weighted Average Remaining Contractual Term
As of June 30, 2013	2,450,995	$3.6	million	1.3 years	7.3 years
The following table sets forth the number of unvested options as of June 30, 2013 and the weighted average fair value of these options at the grant date.

	Number of Options	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2012	809,991	$6.96
Granted	374,214	$4.75
Vested	(399,481)	$7.34
Forfeited	—	$—
Unvested balance at June 30, 2013	784,724	$5.71
The following tables sets forth the number of exercisable options as of June 30, 2013 and the weighted average fair value and exercise price of these options at the grant date.

	Number of Options	Weighted Average Fair Value at Date of Grant
Options Exercisable at December 31, 2012	1,266,790	$3.52
Vested	399,481	$7.34
Exercised	—	$—
Options Exercisable at June 30, 2013	1,666,271	$4.44

	Exercisable Options	Intrinsic Value		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
As of June 30, 2013	1,666,271	$18.2	million	$13.20	6.5 years
The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility used in the Black-Scholes model is based on DFT’s historical volatility. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following table summarizes the assumptions used to value the stock options granted and the fair value of these options granted during the six months ended June 30, 2013.

Assumption
Number of options granted	374,214
Exercise price	$22.62
Expected term (in years)	5
Expected volatility	34%
Expected annual dividend	4%
Risk-free rate	0.83%
Fair value at date of grant	$1.8 million
Performance Units
Performance unit awards are awarded to certain executive employees and have a three calendar-year performance period with no dividend rights. Performance units will be settled in common shares following the performance period as long as the employee remains employed with the Company on the vesting date, which is the March 1st date following the last day of the applicable performance period. Performance units are valued using a Monte Carlo simulation and are amortized over the three year vesting period from the grant date to the vesting date. The number of common shares settled could range from 0% to 300% of target, depending on DFT’s total stockholder return compared to the MSCI US REIT index over the three calendar-year performance period. The following table summarizes the assumptions used to value, and the resulting fair and maximum values of, the performance units granted during the six months ended June 30, 2013.

Assumption
Number of performance units granted	60,468
Expected volatility	33%
Expected annual dividend	4%
Risk-free rate	0.40%
Performance unit fair value at date of grant	$25.59
Total grant fair value at date of grant	$1.5 million
Maximum value of grant on vesting date based on closing price of DFT's stock at the date of grant	$4.1 million

As of June 30, 2013, total unearned compensation on outstanding performance units was $2.3 million.

10. Earnings Per Share of the REIT
The following table sets forth the reconciliation of basic and diluted average shares outstanding used in the computation of earnings per share of common stock (in thousands except for share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Basic and Diluted Shares Outstanding
Weighted average common shares – basic	64,380,566	62,897,982	64,733,309	62,733,265
Effect of dilutive securities	808,341	851,742	823,543	915,647
Weighted average common shares – diluted	65,188,907	63,749,724	65,556,852	63,648,912
Calculation of Earnings per Share – Basic
Net income attributable to common shares	$11,971	$6,677	$19,914	$11,846
Net income allocated to unvested restricted shares	(69)	(32)	(124)	(52)
Net income attributable to common shares, adjusted	11,902	6,645	19,790	11,794
Weighted average common shares – basic	64,380,566	62,897,982	64,733,309	62,733,265
Earnings per common share – basic	$0.19	$0.11	$0.31	$0.19
Calculation of Earnings per Share – Diluted
Net income attributable to common shares	$11,971	$6,677	$19,914	$11,846
Adjustments to redeemable noncontrolling interests	29	21	50	40
Adjusted net income available to common shares	12,000	6,698	19,964	11,886
Weighted average common shares – diluted	65,188,907	63,749,724	65,556,852	63,648,912
Earnings per common share – diluted	$0.18	$0.11	$0.30	$0.19
The following table sets forth the amount of stock options and performance units that have been excluded from the calculation of diluted earnings per share as their effect would have been antidilutive (in millions):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Stock Options	1.3	0.9	1.2	0.9
Performance Units	0.1	0.1	0.1	0.1

11. Earnings Per Unit of the Operating Partnership
The following table sets forth the reconciliation of basic and diluted average units outstanding used in the computation of earnings per unit:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Basic and Diluted Units Outstanding
Weighted average common units – basic (includes redeemable partnership units and units of general and limited partners)	80,311,476	81,771,775	80,781,930	81,672,861
Effect of dilutive securities	808,341	851,742	823,543	915,647
Weighted average common units – diluted	81,119,817	82,623,517	81,605,473	82,588,508
The following table sets forth the amount of stock options and performance units that have been excluded from the calculation of diluted earnings per unit as their effect would have been antidilutive (in millions):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Stock Options	1.3	0.9	1.2	0.9
Performance Units	0.1	0.1	0.1	0.1

12. Fair Value
Assets and Liabilities Measured at Fair Value
The authoritative guidance issued by the FASB requires disclosure of the fair value of financial instruments. Fair value estimates are subjective in nature and are dependent on a number of important assumptions, including estimates of future cash flows, risks, discount rates, and relevant comparable market information associated with each financial instrument. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the amounts are not necessarily indicative of the amounts the Company would realize in a current market exchange.
The following methods and assumptions were used in estimating the fair value amounts and disclosures for financial instruments as of June 30, 2013:

•
Cash and cash equivalents: The carrying amount of cash and cash equivalents reported in the consolidated balance sheets approximates fair value because of the short maturity of these instruments (i.e., less than 90 days).

•	Restricted cash: The carrying amount of restricted cash reported in the consolidated balance sheets approximates fair value because of the short maturities of these instruments.

•
Rents and other receivables, accounts payable and accrued liabilities, and prepaid rents: The carrying amount of these assets and liabilities reported in the consolidated balance sheets approximates fair value because of the short-term nature of these amounts.

•
Debt: As of June 30, 2013, the combined balance of the Company’s Unsecured Notes and mortgage notes payable was $725.0 million with a fair value of $749.0 million based on Level 1 and Level 3 data. The Level 1 data is for the Unsecured Notes and consisted of a quote from the market maker in the Unsecured Notes. The Level 3 data for the Line of Credit and ACC3 Loan is based on discounted cash flows using a one-month LIBOR swap rate of 0.71% for the Line of Credit and 1.45% for the ACC3 Loan as of June 30, 2013 plus a 1.85% spread that is consistent with current market conditions.

13. Supplemental Consolidating Financial Data for Subsidiary Guarantors of the Unsecured Notes
On December 16, 2009, the Operating Partnership issued the Unsecured Notes (See Note 4). The Unsecured Notes are unconditionally guaranteed, jointly and severally on a senior unsecured basis by DFT and certain of the Company’s subsidiaries, including the subsidiaries that own the ACC2, ACC4, ACC5, ACC6, VA3, VA4, CH1, NJ1 and SC1 data centers and the SC2 parcels of land,but excluding the subsidiaries that own the ACC3 data center facility, the ACC7 data center under development, the ACC8 parcel of land and the TRS. The following consolidating financial information sets forth the financial position as of June 30, 2013 and December 31, 2012 and the results of operations and cash flows for the three and six months ended June 30, 2013 and 2012 of the Operating Partnership, Subsidiary Guarantors and the Subsidiary Non-Guarantors.
In the first quarter of 2013, the company elected to add the subsidiary that owns the SC1 data center facility and SC2 parcels of land as a guarantor of the Unsecured Notes and Unsecured Credit Facility. Also in the first quarter of 2013, in conjunction with the closing of the ACC3 Term Loan, the subsidiary that owns the Company's ACC3 data center facility was removed as a guarantor of the Unsecured Notes and Unsecured Credit Facility. These changes have been reflected in both the current and prior periods of the following consolidating financial information for comparability purposes.

DUPONT FABROS TECHNOLOGY, L.P. SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS (in thousands except share data)

	June 30, 2013
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
ASSETS
Income producing property:
Land	$—	$74,885	$1,071	$—	$75,956
Buildings and improvements	—	2,316,909	102,450	—	2,419,359
	—	2,391,794	103,521	—	2,495,315
Less: accumulated depreciation	—	(344,693)	(24,727)	—	(369,420)
Net income producing property	—	2,047,101	78,794	—	2,125,895
Construction in progress and land held for development	—	106,774	29,176	—	135,950
Net real estate	—	2,153,875	107,970	—	2,261,845
Cash and cash equivalents	8,864	415	798	—	10,077
Rents and other receivables	3,657	1,718	3,433	—	8,808
Deferred rent	—	142,355	7,416	—	149,771
Lease contracts above market value, net	—	9,704	—	—	9,704
Deferred costs, net	10,551	17,032	6,045	—	33,628
Investment in affiliates	2,285,267	—	—	(2,285,267)	—
Prepaid expenses and other assets	2,519	36,683	3,098	—	42,300
Total assets	$2,310,858	$2,361,782	$128,760	$(2,285,267)	$2,516,133

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Line of credit	$60,000	$—	$—	$—	$60,000
Mortgage notes payable	—	—	115,000	—	115,000
Unsecured notes payable	550,000	—	—	—	550,000
Accounts payable and accrued liabilities	2,918	16,021	5,477	—	24,416
Construction costs payable	—	409	5,353	—	5,762
Accrued interest payable	2,327	—	20	—	2,347
Distribution payable	25,901	—	—	—	25,901
Lease contracts below market value, net	—	12,276	—	—	12,276
Prepaid rents and other liabilities	51	46,361	4,358	—	50,770
Total liabilities	641,197	75,067	130,208	—	846,472
Redeemable partnership units	383,877	—	—	—	383,877
Commitments and contingencies	—	—	—	—	—
Limited Partners’ Capital:
Series A cumulative redeemable perpetual preferred units, 7,400,000 issued and outstanding at June 30, 2013	185,000	—	—	—	185,000
Series B cumulative redeemable perpetual preferred units, 6,650,000 issued and outstanding at June 30, 2013	166,250	—	—	—	166,250
Common units, 64,038,603 issued and outstanding at June 30, 2013	924,967	2,286,715	(1,448)	(2,285,267)	924,967
General partner’s capital, 662,373 common units issued and outstanding at June 30, 2013	9,567	—	—	—	9,567
Total partners’ capital	1,285,784	2,286,715	(1,448)	(2,285,267)	1,285,784
Total liabilities & partners’ capital	$2,310,858	$2,361,782	$128,760	$(2,285,267)	$2,516,133

DUPONT FABROS TECHNOLOGY, L.P. SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS (in thousands except share data)

	December 31, 2012
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
ASSETS
Income producing property:
Land	$—	$72,126	$1,071	$—	$73,197
Buildings and improvements	—	2,210,314	105,185	—	2,315,499
	—	2,282,440	106,256	—	2,388,696
Less: accumulated depreciation	—	(302,745)	(22,995)	—	(325,740)
Net income producing property	—	1,979,695	83,261	—	2,062,956
Construction in progress and land held for development	—	204,533	14,401	—	218,934
Net real estate	—	2,184,228	97,662	—	2,281,890
Cash and cash equivalents	18,240	361	681	—	19,282
Rents and other receivables	15	2,729	1,096	—	3,840
Deferred rent	—	135,937	8,892	—	144,829
Lease contracts above market value, net	—	10,255	—	—	10,255
Deferred costs, net	10,711	20,442	4,517	—	35,670
Investment in affiliates	2,280,723	—	—	(2,280,723)	—
Prepaid expenses and other assets	2,101	26,877	1,819	—	30,797
Total assets	$2,311,790	$2,380,829	$114,667	$(2,280,723)	$2,526,563

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Line of credit	$18,000	$—	$—	$—	$18,000
Mortgage notes payable	—	139,600	—	—	139,600
Unsecured notes payable	550,000	—	—	—	550,000
Accounts payable and accrued liabilities	3,240	16,312	2,728	—	22,280
Construction costs payable	5	6,100	229	—	6,334
Accrued interest payable	2,290	311	—	—	2,601
Distribution payable	22,177	—	—	—	22,177
Lease contracts below market value, net	—	14,022	—	—	14,022
Prepaid rents and other liabilities	53	32,478	2,993	—	35,524
Total liabilities	595,765	208,823	5,950	—	810,538
Redeemable partnership units	453,889	—	—	—	453,889
Commitments and contingencies	—	—	—	—	—
Limited Partners’ Capital:
Series A cumulative redeemable perpetual preferred units, 7,400,000 issued and outstanding at December 31, 2012	185,000	—	—	—	185,000
Series B cumulative redeemable perpetual preferred units, 6,650,000 issued and outstanding at December 31, 2012	166,250	—	—	—	166,250
Common units, 62,678,556 issued and outstanding at December 31, 2012	901,361	2,172,006	108,717	(2,280,723)	901,361
General partner’s capital, 662,373 common units issued and outstanding at December 31, 2012	9,525	—	—	—	9,525
Total partners’ capital	1,262,136	2,172,006	108,717	(2,280,723)	1,262,136
Total liabilities & partners’ capital	$2,311,790	$2,380,829	$114,667	$(2,280,723)	$2,526,563

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	Three months ended June 30, 2013
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$—	$57,767	$3,980	$(37)	$61,710
Recoveries from tenants	3,728	26,573	2,474	(3,728)	29,047
Other revenues	—	397	461	(51)	807
Total revenues	3,728	84,737	6,915	(3,816)	91,564
Expenses:
Property operating costs	—	26,219	2,327	(3,779)	24,767
Real estate taxes and insurance	—	3,562	111	—	3,673
Depreciation and amortization	20	22,035	1,141	—	23,196
General and administrative	4,253	26	53	—	4,332
Other expenses	349	—	273	(37)	585
Total expenses	4,622	51,842	3,905	(3,816)	56,553
Operating income	(894)	32,895	3,010	—	35,011
Interest income	16	—	—	—	16
Interest:
Expense incurred	(12,205)	27	(327)	—	(12,505)
Amortization of deferred financing costs	(704)	2	(73)	—	(775)
Equity in earnings	35,534	—	—	(35,534)	—
Net income	21,747	32,924	2,610	(35,534)	21,747
Preferred unit distributions	(6,811)	—	—	—	(6,811)
Net income attributable to common units	$14,936	$32,924	$2,610	$(35,534)	$14,936

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	Three months ended June 30, 2012
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$—	$51,313	$4,492	$(32)	$55,773
Recoveries from tenants	3,377	22,454	3,274	(3,377)	25,728
Other revenues	—	293	914	(50)	1,157
Total revenues	3,377	74,060	8,680	(3,459)	82,658
Expenses:
Property operating costs	—	23,744	3,156	(3,427)	23,473
Real estate taxes and insurance	—	2,284	129	—	2,413
Depreciation and amortization	32	21,090	1,362	—	22,484
General and administrative	3,870	42	593	—	4,505
Other expenses	16	—	760	(32)	744
Total expenses	3,918	47,160	6,000	(3,459)	53,619
Operating income	(541)	26,900	2,680	—	29,039
Interest income	116	—	—	(71)	45
Interest:
Expense incurred	(11,887)	(787)	(71)	71	(12,674)
Amortization of deferred financing costs	(680)	(236)	—	—	(916)
Equity in earnings	28,486	—	—	(28,486)	—
Net income	15,494	25,877	2,609	(28,486)	15,494
Preferred unit distributions	(6,811)	—	—	—	(6,811)
Net income attributable to common units	$8,683	$25,877	$2,609	$(28,486)	$8,683

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	Six months ended June 30, 2013
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$—	$114,308	$7,960	$(75)	$122,193
Recoveries from tenants	7,377	50,539	4,847	(7,377)	55,386
Other revenues	—	809	1,009	(74)	1,744
Total revenues	7,377	165,656	13,816	(7,526)	179,323
Expenses:
Property operating costs	—	51,119	4,611	(7,451)	48,279
Real estate taxes and insurance	—	7,092	222	—	7,314
Depreciation and amortization	46	44,044	2,145	—	46,235
General and administrative	8,505	57	320	—	8,882
Other expenses	439	296	697	(75)	1,357
Total expenses	8,990	102,608	7,995	(7,526)	112,067
Operating income	(1,613)	63,048	5,821	—	67,256
Interest income	(232)	20	—	265	53
Interest:
Expense incurred	(24,264)	(1,015)	102	(265)	(25,442)
Amortization of deferred financing costs	(1,386)	(1,944)	(63)	—	(3,393)
Equity in earnings	65,969	—	—	(65,969)	—
Net income	38,474	60,109	5,860	(65,969)	38,474
Preferred unit distributions	(13,622)	—	—	—	(13,622)
Net income attributable to common units	$24,852	$60,109	$5,860	$(65,969)	$24,852

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	Six months ended June 30, 2012
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$—	$100,034	$8,984	$(75)	$108,943
Recoveries from tenants	6,709	43,829	5,985	(6,709)	49,814
Other revenues	—	598	1,751	(66)	2,283
Total revenues	6,709	144,461	16,720	(6,850)	161,040
Expenses:
Property operating costs	—	46,859	5,752	(6,775)	45,836
Real estate taxes and insurance	—	4,309	275	—	4,584
Depreciation and amortization	62	41,603	2,689	—	44,354
General and administrative	8,401	76	1,264	—	9,741
Other expenses	16	—	1,471	(75)	1,412
Total expenses	8,479	92,847	11,451	(6,850)	105,927
Operating income	(1,770)	51,614	5,269	—	55,113
Interest income	190	—	—	(111)	79
Interest:
Expense incurred	(23,719)	(818)	(111)	111	(24,537)
Amortization of deferred financing costs	(1,387)	(416)	—	—	(1,803)
Equity in earnings	55,538	—	—	(55,538)	—
Net income	28,852	50,380	5,158	(55,538)	28,852
Preferred unit distributions	(13,430)	—	—	—	(13,430)
Net income attributable to common units	$15,422	$50,380	$5,158	$(55,538)	$15,422

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30, 2013
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Cash flow from operating activities
Net cash (used in) provided by operating activities	$(26,379)	$104,102	$8,064	$—	$85,787
Cash flow from investing activities
Investments in real estate – development	(13)	(13,649)	(6,854)	—	(20,516)
Investments in affiliates	60,306	53,516	(113,822)	—	—
Interest capitalized for real estate under development	—	(33)	(471)	—	(504)
Improvements to real estate	—	(4,260)	(97)	—	(4,357)
Additions to non-real estate property	(6)	(18)	—	—	(24)
Net cash provided by (used in) investing activities	60,287	35,556	(121,244)	—	(25,401)
Cash flow from financing activities
Line of credit:
Proceeds	72,000	—	—	—	72,000
Repayments	(30,000)	—	—	—	(30,000)
Mortgage notes payable:
Proceeds	—	—	115,000	—	115,000
Lump sum payoffs	—	(138,300)	—	—	(138,300)
Repayments	—	(1,300)	—	—	(1,300)
Payments of financing costs	(1,329)	(4)	(1,703)	—	(3,036)
Stock repurchases	(37,792)	—	—	—	(37,792)
Distributions	(46,163)	—	—	—	(46,163)
Net cash (used in) provided by financing activities	(43,284)	(139,604)	113,297	—	(69,591)
Net (decrease) increase in cash and cash equivalents	(9,376)	54	117	—	(9,205)
Cash and cash equivalents, beginning	18,240	361	681	—	19,282
Cash and cash equivalents, ending	$8,864	$415	$798	$—	$10,077

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30, 2012
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Cash flow from operating activities
Net cash (used in) provided by operating activities	$(26,400)	$78,475	$6,514	$—	$58,589
Cash flow from investing activities
Investments in real estate – development	(22)	(26,409)	(9,321)	—	(35,752)
Investments in affiliates	43,729	(46,188)	2,459	—	—
Interest capitalized for real estate under development	—	(1,533)	—	—	(1,533)
Improvements to real estate	—	(1,677)	—	—	(1,677)
Additions to non-real estate property	(17)	(20)	(18)	—	(55)
Net cash provided by (used in) investing activities	43,690	(75,827)	(6,880)	—	(39,017)
Cash flow from financing activities
Issuance of preferred units, net of offering costs	62,694	—	—	—	62,694
Line of credit:
Proceeds	15,000	—	—	—	15,000
Repayments	(35,000)	—	—	—	(35,000)
Repayments of mortgage notes payable	—	(2,600)	—	—	(2,600)
Exercises of stock options	868	—	—	—	868
Payments of financing costs	(2,081)	—	—	—	(2,081)
Distributions	(32,069)	—	—	—	(32,069)
Net cash provided by (used in) financing activities	9,412	(2,600)	—	—	6,812
Net increase (decrease) in cash and cash equivalents	26,702	48	(366)	—	26,384
Cash and cash equivalents, beginning	9,174	196	727	—	10,097
Cash and cash equivalents, ending	$35,876	$244	$361	$—	$36,481

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Statements
The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This report contains forward-looking statements within the meaning of the federal securities laws. The Company cautions investors that any forward-looking statements presented in this report are based on management’s beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar expressions, which do not relate solely to historical matters, are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond the Company’s control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The Company cautions you that while forward-looking statements reflect its good faith beliefs when the Company makes them, they are not guarantees of future performance and are impacted by actual events when they occur after the Company makes such statements. The Company expressly disclaims any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.
For a detailed discussion of certain risks and uncertainties that could cause the Company’s future results to differ materially from any forward-looking statements, see Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. You should also review the risks, uncertainties and other factors discussed in this Quarterly Report on Form 10-Q and identified in other documents that the Company files from time to time with the Securities and Exchange Commission (“SEC”). The risks and uncertainties discussed in these reports are not exhaustive. The Company operates in a very competitive and rapidly changing environment and new risk factors may emerge from time to time. It is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Overview
DuPont Fabros Technology, Inc. (the “REIT” or “DFT”) was formed on March 2, 2007, is a real estate investment trust, or REIT, and is headquartered in Washington, D.C. DFT is a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. DFT is the sole general partner of, and, as of June 30, 2013, owned 80.3% of the common economic interest in, DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP” and collectively with DFT and their operating subsidiaries, the “Company”). DFT’s common stock trades on the New York Stock Exchange, or NYSE, under the symbol “DFT”. DFT’s Series A and Series B preferred stock also trade on the NYSE under the symbols “DFTPrA” and “DFTPrB”, respectively.
As of June 30, 2013, the Company owned and operated ten data centers, seven of which are located in Northern Virginia, one in suburban Chicago, Illinois, one in Piscataway, New Jersey and one in Santa Clara, California. As discussed below, the Company also owns certain properties for future development and parcels of land that it intends to develop in the future, into wholesale data centers. With this portfolio of properties, the Company believes that it is well positioned as a fully integrated wholesale data center provider, capable of developing, leasing, operating and managing its growing portfolio.

The following tables present certain data of the operating properties and development projects as of June 30, 2013:

Operating Properties
As of June 30, 2013

Property	Property Location	Year Built/ Renovated	Gross Building Area (2)	Raised Square Feet (2)	Critical Load MW (3)	% Leased(4)	% Commenced (5)
Stabilized (1)
ACC2	Ashburn, VA	2001/2005	87,000	53,000	10.4	100%	100%
ACC3	Ashburn, VA	2001/2006	147,000	80,000	13.9	100%	100%
ACC4	Ashburn, VA	2007	347,000	172,000	36.4	100%	100%
ACC5	Ashburn, VA	2009-2010	360,000	176,000	36.4	98%	98%
ACC6 Phase I	Ashburn, VA	2011	131,000	65,000	13.0	100%	100%
CH1 Phase I	Elk Grove Village, IL	2008	285,000	122,000	18.2	100%	100%
CH1 Phase II	Elk Grove Village, IL	2012	200,000	109,000	18.2	100%	100%
NJ1 Phase I	Piscataway, NJ	2010	180,000	88,000	18.2	39%	39%
VA3	Reston, VA	2003	256,000	147,000	13.0	51%	51%
VA4	Bristow, VA	2005	230,000	90,000	9.6	100%	100%
Subtotal – stabilized			2,223,000	1,102,000	187.3	90%	90%
Completed not Stabilized
ACC6 Phase II	Ashburn, VA	2013	131,000	65,000	13.0	100%	67%
SC1 Phase I	Santa Clara, CA	2011	180,000	88,000	18.2	88%	81%
Subtotal – non-stabilized			311,000	153,000	31.2	93%	75%
Total Operating Properties			2,534,000	1,255,000	218.5	91%	88%

(1)	Stabilized operating properties are either 85% or more leased and commenced or have been in service for 24 months or greater.

(2)
Gross building area is the entire building area, including raised square footage (the portion of gross building area where the tenants’ computer servers are located), tenant common areas, areas controlled by the Company (such as the mechanical, telecommunications and utility rooms) and, in some facilities, individual office and storage space leased on an as available basis to the tenants.

(3)
Critical load (also referred to as IT load or load used by tenants’ servers or related equipment) is the power available for exclusive use by tenants expressed in terms of megawatt, or MW, or kilowatt, or kW (1 MW is equal to 1,000 kW).

(4)
Percentage leased is expressed as a percentage of critical load that is subject to an executed lease totaling 198.2 MW. Leases executed as of June 30, 2013 represent $250 million of base rent on a GAAP basis and $251 million of base rent on a cash basis over the next twelve months.

(5)	Percentage commenced is expressed as a percentage of critical load where the lease has commenced under generally accepted accounting principles.

Lease Expirations
As of June 30, 2013
The following table sets forth a summary schedule of lease expirations of the operating properties for each of the ten calendar years beginning with 2013. The information set forth in the table below assumes that tenants exercise no renewal options and takes into account tenants’ early termination options.

Year of Lease Expiration	Number of Leases Expiring (1)	Raised Square Feet Expiring (in thousands) (2)	% of Leased Raised Square Feet	Total kW of Expiring Commenced Leases (2)	% of Leased kW	% of Annualized Base Rent (3)
2013 (4)	2	8	0.7%	1,567	0.8%	0.9%
2014	6	35	3.2%	6,287	3.3%	3.7%
2015	4	70	6.5%	13,812	7.2%	6.7%
2016	4	32	2.9%	4,686	2.4%	2.5%
2017	11	80	7.4%	14,206	7.4%	7.0%
2018	16	168	15.5%	33,286	17.3%	16.6%
2019	11	168	15.5%	31,035	16.1%	15.1%
2020	9	96	8.8%	15,196	7.9%	8.3%
2021	7	131	12.1%	24,269	12.6%	13.3%
2022	6	75	6.9%	12,812	6.6%	7.4%
After 2022	15	222	20.5%	35,567	18.4%	18.5%
Total	91	1,085	100%	192,723	100%	100%

(1)	Represents 33 tenants with 91 lease expiration dates. Top four tenants represent 61% of annualized base rent.

(2)	Raised square footage is that portion of gross building area where the tenants locate their computer servers. One MW is equal to 1,000 kW.

(3)	Annualized base rent represents the monthly contractual base rent (defined as cash base rent before abatements) multiplied by 12 for commenced leases totaling 192.7 MW as of June 30, 2013.

(4)
One lease, representing 5,300 raised square feet, 1,137 kW of critical load and 0.7% of annualized base rent, was renewed in July 2013 for five years. The second lease will expire on December 31, 2013, representing 2,800 raised square feet, 430 kW of critical load and 0.2% of annualized base rent as notice was provided. This space has been re-leased with the new lease expected to commence on January 1, 2014 and expire in 2019.

Development Projects
As of June 30, 2013
($ in thousands)

Property	Property Location	Gross Building Area (1)	Raised Square Feet (2)	Critical Load MW (3)	Estimated Total Cost (4)	Construction in Progress & Land Held for Development (5)

Current Development Projects
ACC7 Phase I	Ashburn, VA	126,000	70,000	11.9	$85,000 - $90,000	$7,296

Future Development Projects/Phases
ACC7 Phases II to IV	Ashburn, VA	320,000	176,000	29.7	$78,000 - $82,000	18,221
SC1 Phase II	Santa Clara, CA	180,000	88,000	18.2		61,834
NJ1 Phase II	Piscataway, NJ	180,000	88,000	18.2		39,212
		680,000	352,000	66.1		119,267
Land Held for Development
ACC8	Ashburn, VA	100,000	50,000	10.4		3,659
SC2 Phase I/II	Santa Clara, CA	200,000	125,000	26.0		5,728
		300,000	175,000	36.4		9,387
Total		1,106,000	597,000	114.4		$135,950

(1)
Gross building area is the entire building area, including raised square footage (the portion of gross building area where the tenants’ computer servers are located), tenant common areas, areas controlled by the Company (such as the mechanical, telecommunications and utility rooms) and, in some facilities, individual office and storage space leased on an as available basis to the tenants.

(2)
Raised square footage is that portion of gross building area where the tenants locate their computer servers. ACC7 will be built without a raised floor and the above represents computer room square footage.

(3)
Critical load (also referred to as IT load or load used by tenants’ servers or related equipment) is the power available for exclusive use by tenants expressed in terms of MW or kW (1 MW is equal to 1,000 kW).

(4)
Current development projects include land, capitalization for construction and development and capitalized operating carrying costs, as applicable, upon completion. Capitalized interest is excluded. Future development projects / phases include, land, shell and underground work through Phase I opening only.

(5)	Amount capitalized as of June 30, 2013. Future development projects / phases include only land, shell, underground work and capitalized interest through Phase I opening.

Development Update
In May 2013, the Company executed an agreement with its general contractor to build the entire shell and portions of the underground conduit at ACC7 and to fully develop the first phase of ACC7 (11.89 MW of critical load) with expected completion in the second quarter of 2014. ACC7 is expected to be built in four phases totaling 41.60 MW of available critical load.

Leasing Update
The Company derives substantially all of its revenue from rents received from tenants under existing leases at each of the operating properties. Because the Company believes that critical load is the primary factor used by tenants in evaluating data center requirements, rents are based primarily on the amount of power that is made available to tenants, rather than the amount of space that they occupy. During the first six months of 2013, the Company executed two leases representing a total of 4.01 MW of critical load, 21,151 raised square feet of space and a weighted average lease term of 5.2 years that are expected to generate approximately $3.9 million of annualized GAAP base rent revenue. One lease was at SC1 comprising 2.28 MW of critical load and 11,000 raised square feet and one lease was at CH1 comprising 1.73 MW of critical load and 10,151 raised square feet.
Each of the Company’s leases includes pass-through provisions under which tenants are required to pay for their pro rata share of most of the property-level operating expenses, such as real estate taxes and insurance – commonly referred to as a triple net lease. In addition, under the Company’s triple-net lease structure, tenants pay directly for the power they use to run their servers and other computer equipment and power that is used to cool their space. The Company intends to continue to structure future leases as triple net leases. The Company’s leases also provide it with a property management fee based on a percentage of base rent collected and property-level operating expenses, other than charges for power used by tenants to run their servers and cool their space. Also, most of the Company’s leases provide for annual rent increases, generally at a rate of 3% or a function of the consumer price index.

The Company leases space on a long-term basis, and the Company’s weighted average remaining lease term for commenced leases was approximately 6.9 years as of June 30, 2013. Although less than 15% of the Company’s leases – in terms of annualized base rent – are scheduled to expire through 2016, the Company’s ability to generate rental income over time will depend on its ability to retain tenants when their leases expire and re-lease space available from leases that expire or are terminated at attractive rates. During the first quarter of 2013, leases at ACC5 and VA3 were restructured with a tenant and 0.55 MW was returned at ACC5 and 0.65 MW was returned at VA3. Additionally, an unrelated tenant at CH1 Phase II exercised their option to return 1.30 MW before the lease had commenced. The Company re-leased the 1.30 MW of CH1 Phase II space in May 2013. The Company is actively marketing the VA3 space, but it can provide no assurances regarding when the space will be re-leased or the rates that it will be able to charge for the space, particularly in light of some of the factors discussed below.

Market Conditions

Changes in the conditions of any of the markets in which the Company’s operating properties are located will impact the overall performance of the Company’s current and future operating properties and the Company’s ability to fully lease its properties. The ability of the Company’s tenants to fulfill their lease commitments could be impacted by future economic or regional downturns in the markets in which the Company operates or downturns in the technology industry.
The opportunity for revenue growth in the near term primarily depends on the Company’s ability to lease vacant space in two of its operating properties that were recently placed into service – NJ1 Phase I and SC1 Phase I and the ability to re-lease space in VA3 which was 51% leased as of June 30, 2013. The Company takes into account various factors when negotiating the terms of its leases, which can vary among leases, including the following factors: the tenant’s strategic importance, growth prospects and credit quality, the length of the lease term, the amount of power leased and competitive market conditions. In each of its stabilized properties, the Company has been able to lease vacant space at rates that provide a favorable return on its investment in these facilities. There appears to be increased pricing pressure in some of the markets in which the Company competes, including lower rates and increased concessions. It is unclear to what extent this will adversely impact the rental rates, and, in turn, the rates of return of its investment, that the Company can obtain as it pursues leasing available space. The returns on the Company’s investments it has achieved to date at the properties recently placed into service would be impacted negatively if it is unable to lease vacant space with rents equal to or above its historic rates.
The Company receives expense reimbursement from tenants only on space that is leased. Vacant space results in portions of the Company’s operating expenses being unreimbursed, which in turn negatively impacts revenues and net income. It is difficult for the Company to predict the timing for signing and commencing leases for available space. This uncertainty is particularly true with respect to the leasing of vacant space in data center facilities that are located in new markets for the Company – NJ1 Phase I in Piscataway, New Jersey and SC1 Phase I in Santa Clara, California. The Company can provide no assurances regarding its ability to lease vacant space at its NJ1 Phase I facility in Piscataway, New Jersey, its SC1 Phase I facility in Santa Clara, California and its VA3 facility in Reston, Virginia in a timely manner, at favorable rates or at all.
The Company's four largest tenants comprised 61% of its annualized base rent as of June 30, 2013. None of the leases of the Company's three largest tenants have early termination rights. The fourth largest tenant has early termination rights in certain of its leases, and the Company has reflected these leases in the Lease Expiration Table above at the early termination dates. The Company expects these tenants to evaluate their lease expirations in the year before expiration is scheduled to occur, taking into account, among other factors, their anticipated need for server capacity and economic factors. If the Company cannot renew these leases at similar rates or attract replacement tenants on similar terms in a timely manner, the Company’s rental income could be materially adversely impacted in future periods.
The Company’s taxable REIT subsidiary (“TRS”), DF Technical Services, LLC, generates revenue by providing certain technical services to the Company’s tenants on a non-recurring contract or purchase-order basis, which the Company refers to as “a la carte” services. Such services include the installation of circuits, racks, breakers and other tenant requested items. The TRS will generally charge tenants for these services on a cost-plus basis. Because the degree of utilization of the TRS for these services varies from period to period depending on the needs of the tenants for technical services, the Company has limited ability to forecast future revenue from this source. Moreover, as a taxable corporation, the TRS is subject to federal, state and local corporate taxes and is not required to distribute its income, if any, to the Company for purposes of making additional distributions to DFT’s stockholders. Because demand for its services is unpredictable, the Company anticipates that the TRS may retain a significant amount of its cash to fund future operations, and therefore the Company does not expect to receive distributions from the TRS on a regular basis.
In the current economic environment, certain types of real estate have experienced declines in value. If this trend were to be experienced by any of the Company’s data centers, the Company may have to write down the value of that data center, which would result in the Company recording a charge against earnings.

Results of Operations
This Quarterly Report on Form 10-Q contains stand-alone unaudited financial statements and other financial data for each of DFT and the Operating Partnership. DFT is the sole general partner of the Operating Partnership and, as of June 30, 2013, owned 80.3% of the common economic interest in the Operating Partnership, of which approximately 1.0% is held as general partnership units. All of the Company’s operations are conducted by the Operating Partnership which is consolidated by DFT, and therefore the following information is the same for DFT and the Operating Partnership, except that net income attributable to common shares is not a line item in the Operating Partnership’s consolidated statement of operations.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012
Operating Revenue. Operating revenue for the three months ended June 30, 2013 was $91.6 million. This includes base rent of $61.7 million, tenant recoveries of $29.1 million, which includes the Company's property management fee, and other revenue of $0.8 million, partially from a la carte projects for the Company's tenants performed by its TRS. This compares to revenue of $82.7 million for the three months ended June 30, 2012. The increase of $8.9 million, or 10.8%, was primarily due to leases commencing at ACC6 Phases I and II, SC1 Phase I and CH1 Phase II, partially offset by one lease at VA3 that expired on April 30, 2012.
Operating Expenses. Operating expenses for the three months ended June 30, 2013 were $56.6 million, compared to $53.6 million for the three months ended June 30, 2012. The increase of $3.0 million, or 5.6%, was primarily due to the following: $2.6 million of increased operating costs, real estate taxes and insurance as ACC6 Phase II was opened in January 2013, CH1 Phase II was opened in February 2012 and real estate taxes increased at NJ1 and SC1; and a $0.7 million increase in depreciation and amortization from the opening of ACC6 Phase II.
Interest Expense. Interest expense, including amortization of deferred financing costs, for the three months ended June 30, 2013 was $13.3 million compared to interest expense of $13.6 million for the three months ended June 30, 2012. Total interest incurred for the three months ended June 30, 2013 was $13.6 million, of which $0.3 million was capitalized, as compared to $14.0 million for the corresponding period in 2012, of which $0.4 million was capitalized. The decrease in total interest incurred period over period was primarily due to the repayment of the ACC5 Term Loan in March 2013 and the closing of the ACC3 Term Loan in March 2013 which resulted in a lower interest rate for the three month period year over year.
Net Income Attributable to Redeemable Noncontrolling interests – Operating Partnership (DFT only). Net income attributable to redeemable noncontrolling interests – operating partnership for the three months ended June 30, 2013 was $3.0 million as compared to $2.0 million for the three months ended June 30, 2012. The increase of $1.0 million was primarily due to the Operating Partnership receiving its allocation of higher net income partially offset by a decrease in ownership of redeemable noncontrolling interests – operating partnership due to OP unitholders redeeming 3.1 million OP units in exchange for an equal number of shares of DFT’s common stock during the period from April 1, 2012 through June 30, 2013.
Net Income Attributable to Common Shares. Net income attributable to common shares for the three months ended June 30, 2013 was $12.0 million as compared to $6.7 million for the three months ended June 30, 2012. The increase of $5.3 million was primarily due to higher operating revenue, and a decrease in ownership of redeemable noncontrolling interests – operating partnership due to redemptions of OP units by OP unitholders.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012
Operating Revenue. Operating revenue for the six months ended June 30, 2013 was $179.3 million. This includes base rent of $122.2 million, tenant recoveries of $55.4 million, which includes the Company's property management fee, and other revenue of $1.7 million, partially from a la carte projects for the Company's tenants performed by its TRS. This compares to revenue of $161.0 million for the six months ended June 30, 2012. The increase of $18.3 million, or 11.4%, was primarily due to leases commencing at ACC6 Phases I and II, SC1 Phase I and CH1 Phase II, partially offset by one lease at VA3 that expired on April 30, 2012.

Operating Expenses. Operating expenses for the six months ended June 30, 2013 were $112.1 million, compared to $105.9 million for the six months ended June 30, 2012. The increase of $6.2 million, or 5.9%, was primarily due to the following: $5.2 million of increased operating costs, real estate taxes and insurance as ACC6 Phase II was opened in January 2013, CH1 Phase II was opened in February 2012 and real estate taxes increased at NJ1 and SC1; and a $1.9 million increase in depreciation and amortization from the opening of CH1 Phase II and ACC6 Phase II. These increases were partially offset by a decrease in general and administrative expense of $0.9 million primarily due to decreases in payroll and professional expenses.
Interest Expense. Interest expense, including amortization of deferred financing costs, for the six months ended June 30, 2013 was $28.8 million compared to interest expense of $26.3 million for the six months ended June 30, 2012. Total interest incurred for the six months ended June 30, 2013 was $29.3 million, of which $0.5 million was capitalized, as compared to $27.9 million for the corresponding period in 2012, of which $1.6 million was capitalized. The increase in total interest incurred period over period was primarily due to a $1.7 million write off of loan fees related to the repayment of the ACC5 Term Loan in March 2013. Interest capitalized decreased period over period as the Company had higher cumulative development costs paid for its development project in the first six months of 2012 compared to the first six months of 2013.
Net Income Attributable to Redeemable Noncontrolling interests – Operating Partnership (DFT only). Net income attributable to redeemable noncontrolling interests – operating partnership for the six months ended June 30, 2013 was $4.9 million as compared to $3.6 million for the six months ended June 30, 2012. The increase of $1.3 million was primarily due to the Operating Partnership receiving its allocation of higher net income partially offset by a decrease in ownership of redeemable noncontrolling interests – operating partnership due to OP unitholders redeeming 3.2 million OP units in exchange for an equal number of shares of DFT’s common stock during the period from January 1, 2012 through June 30, 2013.
Net Income Attributable to Common Shares. Net income attributable to common shares for the six months ended June 30, 2013 was $19.9 million as compared to $11.8 million for the six months ended June 30, 2012. The increase of $8.1 million was primarily due to higher operating revenue, and a decrease in ownership of redeemable noncontrolling interests – operating partnership due to redemptions of OP units by OP unitholders.

Liquidity and Capital Resources
Discussion of Cash Flows
The discussion of cash flows below is for both DFT and the Operating Partnership. The only difference between the cash flows of DFT and the Operating Partnership for the six months ended June 30, 2013 was a $4.3 million bank account at DFT that is not part of the Operating Partnership.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012
Net cash provided by operating activities increased by $27.2 million, or 46.4%, to $85.8 million for the six months ended June 30, 2013, as compared to $58.6 million for the corresponding period in 2012. The increase is primarily due to higher cash rents from tenants and increases in accounts payable and accrued liabilities and prepaid rents and other liabilities partially offset by increased prepaid expenses and other assets.
Net cash used in investing activities decreased by $13.6 million, or 34.9%, to $25.4 million for the six months ended June 30, 2013 compared to $39.0 million for the corresponding period in 2012. Cash used in investing activities in each period consisted primarily of expenditures for projects under development. During each period, the Company had one project under development; however, development costs paid during the six months ended June 30, 2013 were $15.2 million lower than for the corresponding period in 2012 and interest capitalized on these projects declined $1.0 million. Also, improvements to real estate increased by $2.7 million for the six months ended June 30 2013 as compared to the year ago period primarily due to a battery replacement project at VA4 and a lobby upgrade at VA3.
Net cash used in financing activities was $69.6 million for the six months ended June 30, 2013 compared to $6.8 million provided in the corresponding period in 2012. Cash used in financing activities for the six months ended June 30, 2013 consisted of the repayment of the ACC5 Term Loan of $138.3 million, $37.8 million paid for common stock repurchases, $46.2 million paid for dividends and distributions, $3.0 million in financing costs related to the ACC3 Term Loan and the amendments of the unsecured revolving credit facility and $1.3 million of principal payments on the ACC5 Term Loan, partially offset by $115.0 million of proceeds from the closing of the ACC3 Term Loan and $42.0 million net borrowings under the unsecured revolving credit facility. Cash provided by financing activities for the six months ended June 30, 2012 primarily consisted of $62.7 million of net proceeds from the issuance of 2.6 million additional shares of Series B Preferred Stock, partially offset by a $20.0 million net pay down of the unsecured revolving credit facility, $32.1 million paid for dividends and distributions, $2.1 million in financing costs paid to amend the unsecured revolving credit facility and $2.6 million in principal payments on the ACC5 Term Loan.

Market Capitalization
The following table sets forth the Company’s total market capitalization as of June 30, 2013:
Capital Structure as of June 30, 2013
(in thousands except per share data)

Line of credit				$60,000
Mortgage Notes Payable				115,000
Unsecured Notes				550,000
Total Debt				725,000	24.0%
Common Shares	80%	64,701
Operating Partnership (“OP”) Units	20%	15,896
Total Shares and Units	100%	80,597
Common Share Price at June 30, 2013		$24.15
Common Share and OP Unit Capitalization			$1,946,418
Preferred Stock ($25 per share liquidation preference)			351,250
Total Equity				2,297,668	76.0%
Total Market Capitalization				$3,022,668	100.0%
Capital Resources
The development and construction of wholesale data centers is very capital intensive. This development not only requires the Company to make substantial capital investments, but also increases its operating expenses, which impacts its cash flows from operations negatively until leases are executed and the Company begins to collect cash rents from these leases. In addition, because DFT has elected to be taxed as a REIT for federal income tax purposes, DFT is required to distribute at least 90% of “REIT taxable income,” excluding any net capital gain, to its stockholders annually.
The Company generally funds the cost of data center development from additional capital, which, for future developments, the Company would expect to obtain through unsecured and secured borrowings, construction financings and the issuance of additional preferred and/or common equity, when market conditions permit. In determining the source of capital to meet the Company’s long-term liquidity needs, the Company will evaluate its level of indebtedness and covenants, in particular with respect to the covenants under the Company’s unsecured notes and unsecured line of credit, its expected cash flow from operations, the state of the capital markets, interest rates and other terms for borrowing, and the relative timing considerations and costs of borrowing or issuing equity securities.
On November 19, 2012, the Board of Directors authorized a Repurchase Program to acquire up to $80.0 million of the Company's common shares. Depending on its analysis of market prices, economic conditions and other opportunities for the investment of available capital, including data center development, DFT may repurchase its common stock pursuant to the program. During the six months ended June 30, 2013, DFT repurchased 1,632,673 shares of its common stock totaling $37.8 million. These purchases constituted 2.6% of the balance of common shares outstanding as of December 31, 2012. Shares were purchased at an average price of $23.12 per share and were retired immediately. The Company may purchase an additional $42.2 million of its common stock pursuant to the stock repurchase program.
On March 27, 2013, the Company entered into a 5-year, $115 million term loan facility secured by the its ACC3 data center and an assignment of the lease agreement between the Company and the tenant of ACC3. The Company used the proceeds from this loan, as well as cash on hand, to repay its $138.3 million ACC5 term loan, which was scheduled to mature in 2014.
The ability to pay dividends to stockholders is dependent on the receipt of distributions from the Operating Partnership, which in turn is dependent on the data center properties generating operating income. The indenture that governs the Company’s unsecured notes limits DFT’s ability to pay dividends, but allows DFT to pay the minimum necessary to meet its REIT income distribution requirements.

A summary of the Company’s total debt as of June 30, 2013 and December 31, 2012 is as follows:
Debt Summary as of June 30, 2013 and December 31, 2012
($ in thousands)

	June 30, 2013				December 31, 2012
	Amounts	% of Total	Rates	Maturities (years)	Amounts
Secured	$115,000	16%	2.0%	4.7	$139,600
Unsecured	610,000	84%	7.9%	3.7	568,000
Total	$725,000	100%	6.9%	3.8	$707,600
Fixed Rate Debt:
Unsecured Notes	$550,000	76%	8.5%	3.8	$550,000
Fixed Rate Debt	550,000	76%	8.5%	3.8	550,000
Floating Rate Debt:
Unsecured Credit Facility	60,000	8%	2.0%	2.7	18,000
ACC3 Term Loan	115,000	16%	2.0%	4.7	—
ACC5 Term Loan	—	—%	—%	—	139,600
Floating Rate Debt	175,000	24%	2.0%	4.1	157,600
Total	$725,000	100%	6.9%	3.8	$707,600

Note:	The Company capitalized interest and deferred financing cost amortization of $0.3 million and $0.5 million during the three and six months ended June 30, 2013, respectively.
Outstanding Indebtedness

ACC3 Term Loan

On March 27, 2013, the Company entered into a $115 million term loan facility (the “ACC3 Term Loan”). The ACC3 Term Loan matures on March 27, 2018 and the borrower, a subsidiary of the Company, may elect to have borrowings under the facility bear interest at (i) LIBOR plus 1.85% or (ii) the greater of (a) the base rate, which is the greater of KeyBank National Association's prime rate and 0.5% above the Federal Reserve Bank of Cleveland's rate, plus in each case 0.85%, and (b) the 30-day LIBOR plus 1.85%. The interest rate is currently at LIBOR plus 1.85%. The Company may prepay the ACC3 Term Loan at any time, in whole or in part, without penalty or premium.
The loan is secured by the ACC3 data center and an assignment of the lease agreement between the Company and the tenant of ACC3. The Operating Partnership has guaranteed the outstanding principal amount of the ACC3 Term Loan, plus interest and certain costs under the loan.
The ACC3 Term Loan imposes financial maintenance covenants relating to, among other things, the following matters:

•	consolidated total indebtedness of the Operating Partnership not exceeding 60% of gross asset value of the Operating Partnership;

•	fixed charge coverage ratio of the Operating Partnership being not less than 1.70 to 1.00;

•
tangible net worth of the Operating Partnership being not less than $1.3 billion plus 80% of the sum of (i) net equity offering proceeds and (ii) the value of equity interests issued in connection with a contribution of assets to the Operating Partnership or its subsidiaries; and

•	debt service coverage ratio of the borrower not less than 1.50 to 1.00.
The Company was in compliance with all of the covenants under the loan as of June 30, 2013.
Unsecured Notes
On December 16, 2009, the Operating Partnership completed the sale of $550 million of 8.5% senior notes due 2017 (the “Unsecured Notes”). The Unsecured Notes were issued at face value. The Company pays interest on the Unsecured Notes semi-annually, in arrears, on December 15 and June 15 of each year. On each of December 15, 2015 and December 15, 2016,

$125 million in principal amount of the Unsecured Notes will become due and payable, with the remaining $300 million due on December 15, 2017.
At any time prior to December 15, 2013, the Operating Partnership may redeem the Unsecured Notes, in whole or in part, at a price equal to the sum of (i) 100% of the principal amount of the Unsecured Notes to be redeemed, plus (ii) a make-whole premium and accrued and unpaid interest. The notes may be redeemed at the option of the Operating Partnership, in whole or in part, at any time, on and after December 15, 2013 at the following redemption prices (expressed as percentages of the principal amount thereof) if redeemed during the 12-month period commencing December 15 of the years indicated below, in each case together with accrued and unpaid interest to the date of redemption:

Year	Redemption Price
2013	104.250%
2014	102.125%
2015 and thereafter	100.000%
The Unsecured Notes are unconditionally guaranteed, jointly and severally on a senior unsecured basis by DFT and certain of the Operating Partnership’s subsidiaries, including the subsidiaries that own the ACC2, ACC4, ACC5, ACC6, VA3, VA4, CH1, NJ1 and SC1 data centers and the SC2 parcels of land (collectively, the “Subsidiary Guarantors”), but excluding the subsidiaries that own the ACC3 data center facility, the ACC7 data center under development, the ACC8 parcel of land and the Company’s taxable REIT subsidiary (“TRS”), DF Technical Services, LLC.
The Company was in compliance with all covenants under the Unsecured Notes as of June 30, 2013.
Unsecured Credit Facility
In June 2013, the Company exercised the accordion feature on its unsecured revolving credit facility, resulting in an increase in total commitment from $225 million to $400 million. The maturity date of the facility is March 21, 2016, with a one-year extension option, subject to the payment of an extension fee equal to 25 basis points on the total commitment in effect on the maturity date and certain other customary conditions.
Under the terms of the facility, the Company may elect to have borrowings under the facility bear interest at either LIBOR or a base rate, which is based on the lender's prime rate, in each case plus an applicable margin. Prior to the Company's Unsecured Notes receiving an investment grade credit rating, the applicable margin added to LIBOR and the base rate is based on the table below.

		Applicable Margin
Pricing Level	Ratio of Total Indebtedness to Gross Asset Value	LIBOR Rate Loans	Base Rate Loans
Level 1	Less than or equal to 35%	1.85%	0.85%
Level 2	Greater than 35% but less than or equal to 40%	2.00%	1.00%
Level 3	Greater than 40% but less than or equal to 45%	2.15%	1.15%
Level 4	Greater than 45% but less than or equal to 52.5%	2.30%	1.30%
Level 5	Greater than 52.5%	2.50%	1.50%
As of June 30, 2013, the applicable margin was set at pricing level 1. The terms of the facility provide for the adjustment of the applicable margin from time to time according to the ratio of the Operating Partnership’s total indebtedness to gross asset value in effect from time to time.
The terms of the facility also provide that, in the event that the Company's Unsecured Notes receive an investment grade credit rating, borrowings under the facility will bear interest based on the table below.

		Applicable Margin
Credit Rating Level	Credit Rating	LIBOR Rate Loans	Base Rate Loans
Level 1	Greater than or equal to A- by S&P or A3 by Moody’s	1.05%	0.05%
Level 2	Greater than or equal to BBB+ by S&P or Baa1 by Moody’s	1.20%	0.20%
Level 3	Greater than or equal to BBB by S&P or Baa2 by Moody’s	1.35%	0.35%
Level 4	Greater than or equal to BBB- by S&P or Baa3 by Moody’s	1.50%	0.50%
Level 5	Less than BBB- by S&P or Baa3 by Moody’s	2.10%	1.10%

Following the receipt of such investment grade rating, the terms of the facility provide for the adjustment of the applicable margin from time to time according to the rating then in effect.
The facility is unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and all of the Operating Partnership’s subsidiaries that currently guaranty the obligations under the Company’s Indenture governing the terms of the Unsecured Notes, listed above.
The amount available for borrowings under the facility is determined according to a calculation comparing the value of certain unencumbered properties designated by the Operating Partnership at such time relative to the amount of the Operating Partnership's unsecured debt. Up to $35 million of the borrowings under the facility may be used for letters of credit.
In June 2013, the Company amended its unsecured credit facility to provide for an option to increase the total commitment under the facility to $600 million, if one or more lenders commit to being a lender for the additional amount and certain other customary conditions are met.

As of June 30, 2013, $60.0 million was outstanding under the facility, with no letters of credit. As of the date of this report, $80.0 million was outstanding under the facility, with no letters of credit.
The facility requires that the Company, the Operating Partnership and their subsidiaries comply with various covenants, including with respect to restrictions on liens, incurring indebtedness, making investments, effecting mergers and/or asset sales, and certain limits on dividend payments, distributions and purchases of the Company's stock. In addition, the facility imposes financial maintenance covenants relating to, among other things, the following matters:

•	unsecured debt not exceeding 60% of the value of unencumbered assets;

•	net operating income generated from unencumbered properties divided by the amount of unsecured debt being not less than 12.5%;

•	total indebtedness not exceeding 60% of gross asset value;

•	fixed charge coverage ratio being not less than 1.70 to 1.00; and

•
tangible net worth being not less than $1.3 billion plus 80% of the sum of (i) net equity offering proceeds and (ii) the value of equity interests issued in connection with a contribution of assets to the Operating Partnership or its subsidiaries.

The facility includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Operating Partnership under the facility to be immediately due and payable. The Company was in compliance with all covenants under the facility as of June 30, 2013.
Indebtedness Retired During 2013
ACC5 Term Loan
On December 2, 2009, the Company entered into a $150 million term loan facility (the “ACC5 Term Loan”). In March 2013, the Company paid off the $138.3 million remaining balance of the ACC5 Term Loan which resulted in a write-off of unamortized deferred financing costs of $1.7 million in the first quarter of 2013. The ACC5 Term Loan was scheduled to mature on December 2, 2014 and bore interest at LIBOR plus 3.00%.

A summary of the Company’s debt maturity schedule as of June 30, 2013 is as follows:
Debt Maturity as of June 30, 2013
($ in thousands)

Year	Fixed Rate		Floating Rate		Total	% of Total	Rates
2013	$—		$—		$—	—%	—%
2014	—		—		—	—%	—%
2015	125,000	(1)	—		125,000	17.2%	8.5%
2016	125,000	(1)	63,750	(2)(3)	188,750	26.0%	6.3%
2017	300,000	(1)	8,750	(3)	308,750	42.7%	8.3%
2018	—		102,500	(3)	102,500	14.1%	2.0%
Total	$550,000		$175,000		$725,000	100%	6.9%

(1)	The Unsecured Notes have mandatory amortization payments due December 15 of each respective year.

(2)	The Unsecured Credit Facility matures on March 21, 2016 with a one-year extension option.

(3)
The ACC3 Term Loan matures on March 27, 2018 with no extension option. Quarterly principal payments of $1.25 million begin on April 1, 2016, increase to $2.5 million on April 1, 2017 and continue through maturity.

Contractual Obligations
The following table summarizes the Company’s contractual obligations as of June 30, 2013, including the maturities assuming extension options are not exercised and scheduled principal repayments of the ACC3 Term Loan and the Unsecured Notes (in thousands):

Obligation	2013	2014-2015	2016-2017	Thereafter	Total
Long-term debt obligations	$—	$125,000	$497,500	$102,500	$725,000
Interest on long-term debt obligations	25,204	100,313	64,951	489	190,957
Construction costs payable	5,762	—	—	—	5,762
Commitments under development contracts	26,226	—	—	—	26,226
Operating leases	202	819	292	—	1,313
Total	$57,394	$226,132	$562,743	$102,989	$949,258

Off-Balance Sheet Arrangements
As of June 30, 2013, the Company did not have any off-balance sheet arrangements.

Funds From Operations

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2013	2012	2013	2012
Net income	$21,747	$15,494	$38,474	$28,852
Depreciation and amortization	23,196	22,484	46,235	44,354
Less: Non real estate depreciation and amortization	(229)	(260)	(471)	(534)
FFO (1)	$44,714	$37,718	$84,238	$72,672

(1)
Funds from operations, or FFO, is used by industry analysts and investors as a supplemental operating performance measure for REITs. The Company calculates FFO in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT. FFO, as defined by NAREIT, represents net income determined in accordance with GAAP, excluding extraordinary items as defined under GAAP, impairment charges on depreciable real estate assets and gains or losses from sales of previously depreciated operating real estate assets, plus specified non-cash items, such as real estate asset depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The Company also presents FFO attributable to common shares and OP units, which is FFO excluding preferred stock dividends. FFO attributable to common shares and OP units per share is calculated on a basis consistent with net income attributable to common shares and OP units and reflects adjustments to net income for preferred stock dividends.

The Company uses FFO as a supplemental performance measure because, in excluding real estate related depreciation and amortization and gains and losses from property dispositions, it provides a performance measure that, when compared period over period, captures trends in occupancy rates, rental rates and operating expenses. The Company also believes that, as a widely recognized measure of the performance of equity REITs, FFO may be used by investors as a basis to compare the Company’s operating performance with that of other REITs. However, because FFO excludes real estate related depreciation and amortization and captures neither the changes in the value of the Company’s properties that result from use or market conditions nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of the Company’s properties, all of which have real economic effects and could materially impact the Company’s results from operations, the utility of FFO as a measure of the Company’s performance is limited.
While FFO is a relevant and widely used measure of operating performance of equity REITs, other equity REITs may use different methodologies for calculating FFO and, accordingly, FFO as disclosed by such other REITs may not be comparable to the Company’s FFO. Therefore, the Company believes that in order to facilitate a clear understanding of its historical operating results, FFO should be examined in conjunction with net income as presented in the consolidated statements of operations. FFO should not be considered as an alternative to net income or to cash flow from operating activities (each as computed in accordance with GAAP) or as an indicator of the Company’s liquidity, nor is it indicative of funds available to meet the Company’s cash needs, including its ability to pay dividends or make distributions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates.
The Company’s variable rate debt consists of the ACC3 Term Loan and the Unsecured Credit Facility. The ACC3 Term Loan currently bears interest at a rate equal to LIBOR plus an applicable margin and the Unsecured Credit Facility also currently bears interest at a rate equal to LIBOR plus an applicable margin. If interest rates were to increase by 1%, the increase in interest expense on the Company’s variable rate debt outstanding as of June 30, 2013 would decrease future net income and cash flows by $1.8 million annually less the impact of capitalization of interest incurred on the Company’s net income. Because one month LIBOR was approximately 0.2% at June 30, 2013, a decrease of 0.2% would increase future net income and cash flows by $0.4 million annually less the impact of capitalization of interest incurred on the Company’s net income. Interest risk amounts were determined by considering the impact of hypothetical interest rates on the Company’s financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, the Company may take specific actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in the Company’s financial structure. The Company believes that it has effectively managed interest rate exposure because the majority of its indebtedness bears a fixed rate of interest. At June 30, 2013, 76% of the Company’s indebtedness was fixed rate debt. The Company also utilizes preferred stock to raise capital, the dividends required under the terms of which have a coupon rate that is fixed.

ITEM 4.	CONTROLS AND PROCEDURES
Controls and Procedures with Respect to DFT
Evaluation of Disclosure Controls and Procedures
DFT’s management, with the participation of DFT’s President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of DFT’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, the President and Chief Executive Officer and the Chief Financial Officer have concluded that as of the end of the period covered by this report, DFT’s disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There have been no changes in DFT’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15a-15(f) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that occurred during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, DFT’s internal control over financial reporting.
Controls and Procedures with Respect to the Operating Partnership

Evaluation of Disclosure Controls and Procedures
DFT’s management, with the participation of DFT’s President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Operating Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, the President and Chief Executive Officer and the Chief Financial Officer have concluded that as of the end of the period covered by this report, the Operating Partnership’s disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Operating Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
None.

ITEM 1.A	RISK FACTORS
None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs (in millions)
April 1 - April 30, 2013	823	$24.27	—	$42.2
May 1 - May 31, 2013	—	—	—	42.2
June 1 - June 30, 2013	—	—	—	42.2
Total	823	$24.27	—	$42.2
(1) Shares of common stock that were surrendered by employees to the Company to satisfy income tax withholding obligations in connection with the vesting of restricted common shares.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description

10.1
Third Amendment to Credit Agreement, dated as of April 9, 2013, by and among DuPont Fabros Technology, L.P., as Borrower, DuPont Fabros Technology, Inc., as a guarantor, and the subsidiaries of Borrower that are parties thereto, as Subsidiary Guarantors, KeyBank National Association as Agent and a Lender, and the other lending institutions that are parties thereto, as Lenders (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on April 12, 2013 (Registration No. 001-33748)).

10.2
Fourth Amendment to Credit Agreement, dated as of June 11, 2013, by and among DuPont Fabros Technology, L.P., as Borrower, DuPont Fabros Technology, Inc., as a guarantor, and the subsidiaries of Borrower that are parties thereto, as Subsidiary Guarantors, KeyBank National Association as Agent and a Lender, and the other lending institutions that are parties thereto, as Lenders (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on June 6, 2013 (Registration No. 001-33748)).

10.3
2013 Increase Letter, dated as of June 12, 2013, by and among DuPont Fabros Technology, L.P., as Borrower, DuPont Fabros Technology, Inc., as a guarantor, and the subsidiaries of Borrower that are parties thereto, as Subsidiary Guarantors, KeyBank National Association as Agent, and the other lending institutions that are parties thereto, as Lenders (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on June 6, 2013 (Registration No. 001-33748)).

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.).

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.).

31.3	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.).

31.4	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.).

32.1
Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.).

32.2
Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.).

101
XBRL (eXtensible Business Reporting Language). The following materials from DFT’s and the Operating Partnership’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, and (iv) consolidated statements of stockholders’ equity and partners’ capital, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUPONT FABROS TECHNOLOGY, INC.

Date:	July 25, 2013	By:	/s/ Jeffrey H. Foster
Jeffrey H. Foster Chief Accounting Officer (Principal Accounting Officer)

DUPONT FABROS TECHNOLOGY, L.P.

		By:	DuPont Fabros Technology, Inc., its sole general partner

Date:	July 25, 2013	By:	/s/ Jeffrey H. Foster
Jeffrey H. Foster Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

10.1
Third Amendment to Credit Agreement, dated as of April 9, 2013, by and among DuPont Fabros Technology, L.P., as Borrower, DuPont Fabros Technology, Inc., as a guarantor, and the subsidiaries of Borrower that are parties thereto, as Subsidiary Guarantors, KeyBank National Association as Agent and a Lender, and the other lending institutions that are parties thereto, as Lenders (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on April 12, 2013 (Registration No. 001-33748)).

10.2
Fourth Amendment to Credit Agreement, dated as of June 11, 2013, by and among DuPont Fabros Technology, L.P., as Borrower, DuPont Fabros Technology, Inc., as a guarantor, and the subsidiaries of Borrower that are parties thereto, as Subsidiary Guarantors, KeyBank National Association as Agent and a Lender, and the other lending institutions that are parties thereto, as Lenders (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on June 6, 2013 (Registration No. 001-33748)).

10.3
2013 Increase Letter, dated as of June 12, 2013, by and among DuPont Fabros Technology, L.P., as Borrower, DuPont Fabros Technology, Inc., as a guarantor, and the subsidiaries of Borrower that are parties thereto, as Subsidiary Guarantors, KeyBank National Association as Agent, and the other lending institutions that are parties thereto, as Lenders (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on June 6, 2013 (Registration No. 001-33748)).

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.).

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.).

31.3	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.).

31.4	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.).

32.1
Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.).

32.2
Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.).

101
XBRL (eXtensible Business Reporting Language). The following materials from DFT’s and the Operating Partnership’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, and (iv) consolidated statements of stockholders’ equity and partners’ capital, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.