Form 10-K
period 2015-12-31
DuPont Fabros Technology LP; DUPONT FABROS TECHNOLOGY, INC.
filed 2016-02-19
CIK 1418175, 1407739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For The Fiscal Year Ended December 31, 2015.
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From             to            .
Commission file number 001-33748

DUPONT FABROS TECHNOLOGY, INC.
DUPONT FABROS TECHNOLOGY, L.P.
(Exact name of registrant as specified in its charter)

Maryland (DuPont Fabros Technology, Inc.) Maryland (DuPont Fabros Technology, L.P.)	20-8718331 26-0559473
(State or other jurisdiction of Incorporation or organization)	(IRS employer identification number)

1212 New York Avenue, NW, Suite 900 Washington, D.C.	20005
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (202) 728-0044
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange upon Which Registered
Common Stock, $0.001 par value per share 7.875% Series A Cumulative Redeemable Perpetual Preferred Stock 7.625% Series B Cumulative Redeemable Perpetual Preferred Stock	New York Stock Exchange New York Stock Exchange New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated Filer	☒	Accelerated filer	☐
(DuPont Fabros Technology, Inc. only)
Non-accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
(DuPont Fabros Technology, L.P. only)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of common shares held by non-affiliates of the registrant was $1,909 million as of June 30, 2015.
As of February 12, 2016, there were 66,649,235 shares of the registrant's Common Stock, $0.001 par value per share, outstanding.

Documents Incorporated By Reference
Portions of the Company's Definitive Proxy Statement relating to its 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than April 29, 2016, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the year ended December 31, 2015 of DuPont Fabros Technology, Inc. and DuPont Fabros Technology, L.P. References to “DFT” mean DuPont Fabros Technology, Inc. and its controlled subsidiaries; and references to the “Operating Partnership” or “OP” mean DuPont Fabros Technology, L.P. and its controlled subsidiaries. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our company” or “the company” refer to DFT and the Operating Partnership, collectively.
DFT is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. The Operating Partnership’s capital includes general and limited common operating partnership units, or “OP units.” As of December 31, 2015, DFT owned 81.4% of the common economic interest in the Operating Partnership, with the remaining interest being owned by investors. As the sole general partner of the Operating Partnership, DFT has exclusive control of the Operating Partnership’s day-to-day management.
We believe combining the annual reports on Form 10-K of DFT and the Operating Partnership into this single report provides the following benefits:

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
We operate DFT and the Operating Partnership as one business. The management of DFT consists of the same employees as the management of the Operating Partnership.
We believe it is important for investors to understand the few differences between DFT and the Operating Partnership in the context of how DFT and the Operating Partnership operate as a consolidated company. DFT is a REIT, whose only material asset is its ownership of OP units of the Operating Partnership. As a result, DFT does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time to time and guaranteeing unsecured debt of the Operating Partnership. DFT has not issued any indebtedness, but has guaranteed all of the unsecured debt of the Operating Partnership. The Operating Partnership holds all the real estate assets of the Company. Except for net proceeds from public equity issuances by DFT, which are contributed to the Operating Partnership in exchange for OP units or preferred units, the Operating Partnership generates all remaining capital required by our business. These sources include the Operating Partnership’s operations, its direct or indirect incurrence of indebtedness, and the issuance of partnership units.
As general partner with control of the Operating Partnership, DFT consolidates the Operating Partnership for financial reporting purposes. The presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of DFT and those of the Operating Partnership. The Operating Partnership’s capital includes preferred units and general and limited common units that are owned by DFT and the other partners. DFT’s stockholders’ equity includes preferred stock, common stock, additional paid in capital and retained earnings. The common limited partnership interests held by the limited partners (other than DFT) in the Operating Partnership are presented as “redeemable partnership units” in the Operating Partnership’s consolidated financial statements and as “redeemable noncontrolling interests-operating partnership” in DFT’s consolidated financial statements. The only difference between the assets and liabilities of DFT and the Operating Partnership as of December 31, 2015 is a $4.2 million bank account held by DFT that is not part of the Operating Partnership. Net income is the same for DFT and the Operating Partnership.
In order to highlight the few differences between DFT and the Operating Partnership, there are sections in this report that discuss DFT and the Operating Partnership separately, including separate financial statements, controls and procedures sections, and Exhibit 31 and 32 certifications. In the sections that combine disclosure for DFT and the Operating Partnership, this report refers to actions or holdings as being actions or holdings of the Company. Although the Operating Partnership is generally the entity that enters into contracts, holds assets and issues debt, we believe that reference to the Company in this context is appropriate because the business is one enterprise and we operate the business through our Operating Partnership.

DUPONT FABROS TECHNOLOGY, INC. / DUPONT FABROS TECHNOLOGY, L.P.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This report contains forward-looking statements within the meaning of the federal securities laws. We caution investors that any forward-looking statements presented in this report, or which management may make orally or in writing from time to time, are based on management's beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar expressions, which do not relate solely to historical matters, are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We caution you that while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.
Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	adverse general or local economic or real estate conditions in our markets or the technology industry, including a continued and prolonged economic downturn;

•	failure to successfully lease vacant space in or operate properties;

•	decreased rental rates or rates of return on our investments, increased vacancy rates or customer bankruptcies;

•	defaults on or non-renewal of leases by customers, including by our two largest customers that accounted for 44.2% of our annualized base rent as of December 31, 2015;

•	failure to collect customer obligations and note receivables;

•	failure to obtain necessary financing, extend the maturity of or refinance our existing debt, or comply with the financial and other covenants of the agreements that govern our existing debt;

•	increased interest rates;

•	financial market fluctuations, including disruptions in the financial and credit markets and the availability of capital and other financing;

•	the failure to qualify and maintain qualification as a real estate investment trust, or REIT;

•	adverse changes in tax laws;

•	environmental uncertainties;

•	risks related to natural disasters; and

•	changes in real estate and zoning laws.
For a detailed discussion of certain of the risks and uncertainties that could cause our future results to differ materially from any forward-looking statements, see the risk factors described in Item 1A herein and in other documents that we file from time to time with the Securities and Exchange Commission (“SEC”). The risks and uncertainties discussed in these reports are not exhaustive. We operate in a very competitive and rapidly changing environment and new risk factors may emerge from time to time. It is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

PART I

ITEM 1.	BUSINESS
DuPont Fabros Technology, Inc. (“DFT”) was formed on March 2, 2007, is a real estate investment trust, or REIT, and is headquartered in Washington, D.C. DFT is the sole general partner of, and, as of December 31, 2015, owned 81.4% of the common economic interest in DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP”). Unless otherwise indicated or unless the context requires otherwise, all references to “we,” “us,” “our,” “our company” or “the company” refer to DFT and the Operating Partnership, collectively.
We design and operate innovative, multi-tenant, wholesale data centers, and create solutions with our customers that free them to focus on their core businesses. Our facilities are designed to offer highly specialized, efficient and safe computing environments in a low-cost operating model. Our customers include national and international enterprises across numerous industries, including technology, Internet, content providers, cloud providers, media, communications, healthcare and financial services. Our 12 data centers have a total of 3.0 million gross square feet and 266 megawatts of power available to our customers to operate their servers and computing equipment. For the year ended December 31, 2015, we generated $452.4 million of total revenues and, although we incurred a net loss of $4.1 million, we generated cash from operations of $255.0 million. As of December 31, 2015, we had total assets of $2.8 billion.
Data centers are facilities that house large numbers of computer servers and related equipment and include the infrastructure necessary to operate this equipment, including systems for power distribution, environmental control, fire suppression and security. We believe that our data centers provide sufficient power to meet the needs of the world's largest technology companies. We lease the computer room square feet, or CRSF, and the available power of our facilities to customers under long-term leases. As of January 1, 2016:

•	We had 37 customers with 120 different lease expirations, with only 5.8% of these expirations occurring over the next two years as measured by annualized base rent;

•	The weighted average remaining term of our leases was 5.4 years; and

•	We served four of the Fortune 25 and 19 of the Fortune 1000, which includes private or foreign enterprises of equivalent size.
Our data centers are strategically located in four major population centers - Northern Virginia, suburban Chicago, Illinois; Piscataway, New Jersey and Santa Clara, California - each of which has significant electrical power availability and hubs of extensive fiber network connectivity. As of December 31, 2015, we owned the following properties:

•	12 operating data centers facilities;

•	Three phases of existing data center facilities under development;

•	Two data center facilities with phases that are available for future development; and

•	Three parcels of land held for future development of data centers.
We believe that we are well positioned to develop, lease, operate and manage our growing data center portfolio.
We derive substantially all of our revenue from rents received from customers. For most of our customers, and we believe for most potential wholesale data center customers, the amount of available power is the primary factor used to evaluate their data center requirements. Consequently, rents under our leases are based primarily on the amount of power made available to our customers, rather than the amount of space that they occupy. The term “critical load” is used to indicate that portion of each facility's total power capacity that is made available for the exclusive use of its customers to operate their computer servers. Accordingly, throughout this Form 10-K, we discuss our operations in terms of available critical load because it is one of the primary metrics that we use to manage our business. We also provide information relating to each facility's total gross building area and its CRSF, which is the net rentable area of each of our facilities.
We also provide certain technical services to customers as a contractor on a purchase order basis, including layout design and installation of electrical power circuits, data cabling, server cabinets and racks, computer room airflow analyses and monitoring and other services requested by customers.
DFT was formed under the laws of the State of Maryland. DFT's common stock trades on the New York Stock Exchange, or NYSE, under the symbol “DFT”. DFT's 7.875% Series A Cumulative Redeemable Perpetual Preferred Stock (the “Series A

Preferred Stock”) and 7.625% Series B Cumulative Redeemable Perpetual Preferred Stock (the “Series B Preferred Stock”) also trade on the NYSE under the symbols “DFTPrA” and “DFTPrB”, respectively.
Recent Developments
In November 2015, we announced that, over the next several years, we plan to expand our data center development and operations into several new markets, which we believe will create opportunities to diversify our customer base and increase our profitability. We plan to target two new markets that we believe will satisfy demand of wholesale customers. Initially, we intend to focus our development efforts in the Toronto, Canada market, where we believe that there will be strong demand for wholesale data centers even though the development of a wholesale market there is in its infancy. Over time, we also intend to expand our presence in the western part of the United States to either Portland, Oregon or Phoenix, Arizona.
In January 2016, we announced that we are marketing our NJ1 data center facility, located in Piscataway, New Jersey, for sale. We believe that the New Jersey market does not attract customers with large requirements of power and space and, therefore, is not well-suited for the wholesale segment of the data center market. Because we serve the wholesale segment of the data center market exclusively, we believe that there are other markets that will provide better opportunities for growth and profitability. We plan to use the proceeds from the sale of NJ1 for the development of other data center facilities.
In February 2016, we purchased two parcels of land in Ashburn, Virginia totaling 44 acres that will be part of our Ashburn campus. This land is being held for future development of two new data center facilities, and a power-based shell or build-to-suit development.
Market Opportunity
The data center market in North America is highly fragmented with more than 300 companies providing different forms of multi-tenant data center services, although not all data center providers serve the wholesale segment of the data center market. Wholesale data center providers lease large amounts of space, which can range in size from 2,500 to 50,000 square feet or more, and make available large amounts of power, which can range from 250 kilowatts to 10 MW or more, to a limited number of customers. Typically, in wholesale data centers, each customer’s space is segregated with cages or in separate rooms within the data center, commonly referred to as computer rooms or pods. Also, typically, each customer owns and operates its own servers and related computer equipment. This model give customers the flexibility to design their own server layout and manage the operation of their servers; generally offers greater power within a single data center facility, which provides savings on the cost to operate the data center infrastructure through economies of scale; and provides secure facilities with security and technical staff on-site 24 hours a day, seven days a week to protect and support the critical business processes of the customers operating their servers.
We believe that the growth trends in the data center market, the cloud, Internet traffic and Internet-based services, combined with cost advantages in outsourcing data center requirements, provide attractive growth opportunities for us. The compound annual growth rate of North American data center market revenue from 2015 through 2018 is expected to be approximately 12% based on annual forecast data in the Multi-Tenant Datacenter Global Providers 2015 report published by 451 Research in December 2015. We believe that this growth is the result of significant growth of the Internet and cloud and data storage. According to the Cisco Visual Networking Index (VNI) 2014-2019 White Paper, global Internet traffic is expected to increase at a compound annual growth rate of 23%, mobile data traffic is expected to increase at a compound annual growth rate of 45%, and global video traffic is expected to increase at a compound annual growth rate of 33% from 2014 to 2019. Worldwide spending for Infrastructure-as-a-Service (IaaS) is expected to increase at a compound annual growth rate of 29% from 2014 to 2019, according to a May 2015 Gartner press release.
We believe that companies can realize numerous advantages by outsourcing their data center requirements to wholesale providers, rather than building and operating their own data center facilities. Over our operating history, we have observed that large, wholesale data center facilities offer economies of scale that result in lower operating costs, as compared to the cost to operate smaller facilities. We believe that only companies with very large computing requirements can realize these economies from developing, owning and operating their own data center facilities. We also believe that these advantages in outsourcing data center requirements, combined with the expected growing trends for traffic, provide an opportunity for us grow our data center portfolio and realize attractive rates of return on the investments in our facilities.
Business Strategy
Our goal is to improve our profitability and diversify our customer base by expanding our geographic presence and supplementing our portfolio with flexible wholesale products. We will continue to serve the wholesale segment of the data center market exclusively. We will capitalize on our exceptional skill in data center design, development and operations as we build-out our development pipeline and maximize cash flow from our existing properties. Specifically, we will expand our geographic presence; diversify our portfolio with flexible wholesale products to meet a variety of power density, resiliency and deployment needs; continue to prudently build-out our development pipeline; and continue to maximize cash flows from existing properties.
Expand Our Geographic Presence. Our primary focus in the past has been to develop and lease data center space in the four markets in which we operate. Over the next several years, we plan to expand our data center development and operations into several new markets, which we believe will create opportunities to diversify our customer base and increase our profitability. We plan to target two new markets that we believe will satisfy demand of wholesale customers. Initially, we intend to focus our development efforts in the Toronto, Canada market, where we believe that there will be strong demand for wholesale data centers even though the development of a wholesale market there is in its infancy. Over time, we also intend to expand our presence in the Western part of the United States, focusing our efforts in the Portland, Oregon or Phoenix, Arizona markets.
Diversify our portfolio with flexible wholesale products to meet a variety of power density, resiliency and deployment needs. The data center requirements of prospective customers vary greatly between the Internet, cloud and technology industries, on the one hand, and enterprises, on the other. There are three key areas where customer requirements vary:

•
Power Density, which is the amount of power available in a fixed amount of space. Many Internet, cloud and technology customers require “high-density” space, or a large amount of power relative to the space, while many enterprise customers require “low density” space, or a smaller amount of power relative to the space. Our more recent data center facility designs (ACC6 Phase II, ACC7, CH2 and SC1 Phase II) provide some flexibility to meet different customers’ density requirements, but we are developing new designs that will enable us to meet the varied density requirements of different customers within a single facility.

•
Resiliency, which means the number of additional power distribution and cooling units included in a facility design to back-up units that are off-line for maintenance or due to a malfunction. Each of our data center facilities are designed with “N+2” redundancy, which means that our facilities include two sets of power distribution systems and back-up diesel engine generators in addition to the number of these sets of units necessary to provide the power contracted by our customers. Our facilities also have this level of redundancy for our mechanical plants, which regulate the environment of the computer rooms leased by our customers. We believe that some customers require N+1 resiliency or less, and that a few customers may require resiliency more robust than N+2. Consequently, we are developing new data center designs that will enable us to meet diverse resiliency requirements within a single facility.

•
Deployment needs, which relates to the time that it takes to construct a phase of a facility and ready it for a customer’s operations. Although we generally commence development of a data center facility prior to having received any commitments from customers to lease any space in the facility - commonly known as developing “on speculation” - we have found that customers often need data center space within very specific, and often short, time frames. Although our current data center development time lines allow for rapid deployment of computer room space, we are developing new designs that we believe will improve our development times and allow us to meet specific customer requirements for available computer room space.

Continue to prudently build-out our development pipeline. We determine when to develop data center properties based on the amount of available space in our operating properties and anticipated demand for data center space in each applicable market. Our current development projects include:

•	ACC7 Phase III, which will add 11.9 MW of available critical load power to that facility, is expected to be placed into service in the second quarter of 2016;

•
CH2 Phase II, which is 25% pre-leased as of February 4, 2016 and will add 5.7 MW of available critical load power to that facility, is expected to be placed into service in the second quarter of 2016; and

•	CH2 Phase III, which will add 12.5 MW of available critical load power to that facility, is expected to be placed into service in the third quarter of 2016.
We have not commenced development of ACC7 Phase IV, which represents the only undeveloped phase of an existing facility, other than NJ1. We also own five parcels of land available to develop additional data centers, having purchased two parcels of land in Ashburn, Virginia in early 2016.

Continue to maximize cash flow from existing properties. We derive substantially all of our revenue from rents received from customers under existing leases at each of our operating properties. We strive to maximize our cash flows under these leases by structuring our leases to compensate us for the space used by customers and management of the facilities, reimburse us for the cost of the power to operate and cool our customers’ servers and computer equipment, cover the costs to operate the facility and provide for annual increases of base rent - either a flat rate of about 2-3% or based on the consumer price index.
Competitive Strengths
We believe that we distinguish ourselves from other data center providers through the following competitive strengths:
Long-term leases to industry-leading customers with strong credit. Our customer base includes leading national and international technology companies. As of January 1, 2016, our two largest customers, Microsoft Corporation and Facebook, Inc, which are currently under long term leases with staggered lease expirations, collectively accounted for 44.2% of our annualized base rent. We generally lease space and power to our customers using a “triple net” lease structure, under which our customers occupy all or a percentage of each of our data centers and, in addition to a monthly base rent fee, are obligated to reimburse us for the cost of property-level operating expenses. We also have begun to market space and power to customers under a “full service” lease structure, under which both the monthly base rent and a fee for the property-level operating expenses are fixed, at rates which we believe will cover these operating expenses and will provide us with an adequate return on our investment. Under all of our leases, customers reimburse us for the cost of the power they use to operate their computer servers and the power that is used to cool their space. We believe that these lease structures, together with the economies of scale resulting from the size of our data centers, result in our customers paying less for power and operating expenses over time than they would in a comparable colocation setting, where power costs are often included in the license fee paid to the provider. Most of our leases provide for annual rent increases, and, as of January 1, 2016, our weighted average remaining lease term was approximately 5.4 years.
Data centers strategically located with high power capacity. We own operating facilities and properties available for data center development in the Northern Virginia, suburban Chicago, Illinois, and Santa Clara, California markets, each of which is located near sources of abundant and relatively inexpensive power, major population centers and significant fiber optic networks. We believe that these locations help attract and retain customers because access to less expensive power yields significant cost savings for our customers, and the proximity to large population centers enhances performance by reducing latency, which is the time it takes a packet of information to reach the end user.
Strong development track record and pipeline. We currently own and operate 12 data centers. As of December 31, 2015, nine of these facilities were 100% leased, and 96% of our operating portfolio was leased based on critical load. We believe that our in-house development expertise, together with our relationships with contractors who are experienced in the construction of data centers, gives us a significant advantage over those of our competitors who are required to rely exclusively on third parties to develop, lease and maintain their properties. We currently have undeveloped property or parcels of land suitable for data center development in each of our Northern Virginia, suburban Chicago, Illinois, and Santa Clara, California markets, which we believe gives us an advantage over those of our competitors who have to acquire suitable sites for future development.
Properties
Operating Properties
For the year ended December 31, 2015, we executed 19 leases totaling 46.83 MW of critical load and 269,973 CRSF with an average lease term of 6.6 years. In addition, for the year ended December 31, 2015, we extended the terms of seven leases that comprise a total of 12.24 MW of critical load and 69,081 CRSF for an average of 3.0 years. The weighted average base rent, measured on a general accepted accounting principles ("GAAP") basis, for all of the leases that have commenced at our operating properties as of December 31, 2015, was $101 per kilowatt per month. This amount excludes reimbursed operating expenses under our triple-net lease structure.

The following table presents a summary of our operating properties as of January 1, 2016:
Operating Properties
As of January 1, 2016

Property	Property Location	Year Built/ Renovated	Gross Building Area (2)	Computer Room Square Feet ("CRSF") (2)	CRSF % Leased (3)	CRSF % Commenced (4)	Critical Load MW (5)	Critical Load % Leased (3)	Critical Load % Commenced (4)
Stabilized (1)
ACC2	Ashburn, VA	2001/2005	87,000	53,000	100%	100%	10.4	100%	100%
ACC3	Ashburn, VA	2001/2006	147,000	80,000	100%	100%	13.9	100%	100%
ACC4	Ashburn, VA	2007	347,000	172,000	100%	100%	36.4	97%	97%
ACC5	Ashburn, VA	2009-2010	360,000	176,000	99%	99%	36.4	100%	99%
ACC6	Ashburn, VA	2011-2013	262,000	130,000	100%	100%	26.0	100%	100%
ACC7 Phases I/II	Ashburn, VA	2014-2015	224,000	118,000	100%	100%	21.9	100%	100%
CH1	Elk Grove Village, IL	2008-2012	485,000	231,000	100%	100%	36.4	100%	100%
CH2 Phase I	Elk Grove Village, IL	2015	94,000	45,000	100%	100%	7.4	100%	100%
NJ1 Phase I	Piscataway, NJ	2010	180,000	88,000	70%	70%	18.2	52%	52%
SC1	Santa Clara, CA	2011-2015	360,000	173,000	100%	100%	36.6	100%	100%
VA3	Reston, VA	2003	256,000	147,000	94%	94%	13.0	95%	95%
VA4	Bristow, VA	2005	230,000	90,000	100%	100%	9.6	100%	100%
Total Operating Properties			3,032,000	1,503,000	98%	98%	266.2	96%	96%

(1)	Stabilized operating properties are either 85% or more leased and commenced or have been in service for 24 months or greater.

(2)
Gross building area is the entire building area, including CRSF (the portion of gross building area where our customers' computer servers are located), common areas, areas controlled by us (such as the mechanical, telecommunications and utility rooms) and, in some facilities, individual office and storage space leased on an as available basis to our customers.

(3)
Percentage leased is expressed as a percentage of CRSF or critical load, as applicable, that is subject to an executed lease. Leases executed as of January 1, 2016 represent $335 million of base rent on a GAAP basis and $341 million of base rent on a cash basis over the next twelve months. Both amounts include $18 million of revenue from management fees over the next twelve months.

(4)	Percentage commenced is expressed as a percentage of CRSF or critical load, as applicable, where the lease has commenced under generally accepted accounting principles.

(5)
Critical load (also referred to as IT load or load used by customers' servers or related equipment) is the power available for exclusive use by customers expressed in terms of megawatt, or MW, or kilowatt, or kW (1 MW is equal to 1,000 kW).

Customer Diversification
As of January 1, 2016, our operating property portfolio of commenced leases had 37 data center customers with 120 different lease expiration dates. As of January 1, 2016, our two largest customers - Microsoft and Facebook - accounted for 44.2% of our annualized base rent. As of January 1, 2016, we had commenced seven leases with Microsoft, with expiration dates ranging from December 31, 2017 to March 31, 2031 and options by Microsoft to renew three of the leases for five years and one lease from one to five years. Microsoft has early termination options for one of its leases which gives them a right to make a termination payment and terminate this lease on either March 31, 2021 or March 31, 2026. As of January 1, 2016, we had commenced four leases with Facebook, with expiration dates ranging from June 30, 2018 to February 28, 2023 and an option by Facebook to renew the term of the lease of any computer room by a duration of between 6 months and 5 years. Facebook has the right to decrease the term of the lease of each of nine of its existing computer rooms in ACC5, each with 2.28 MW of available critical load, provided the aggregate reduction in lease term does not exceed 67 months, or an average of approximately seven months per computer room.

The following table presents our top 15 customers based on annualized monthly contractual base rent as of January 1, 2016:
Top 15 Customers
As of January 1, 2016

	Customer	Number of Buildings	Number of Markets	Remaining Term	% of Annualized Base Rent (1)
1	Microsoft	7	3	5.6	22.9%
2	Facebook	4	1	4.9	21.3%
3	Rackspace	3	2	9.6	9.5%
4	Fortune 25 Investment Grade Rated Company	3	3	4.6	9.5%
5	Yahoo! (2)	2	2	2.2	6.9%
6	Fortune 1000 leading Software as a Service (SaaS) Provider, Not Rated	4	2	6.6	5.9%
7	Server Central	1	1	5.6	2.6%
8	Dropbox	1	1	3.0	1.7%
9	IAC	1	1	3.3	1.6%
10	Anexio	4	2	8.0	1.4%
11	Symantec	2	1	1.5	1.4%
12	Fortune 25 Investment Grade Rated Company	2	2	5.2	1.2%
13	Zynga (3)	1	1	0.3	1.2%
14	UBS	1	1	9.5	1.1%
15	Sanofi Aventis	2	1	5.5	0.9%
Total					89.1%

(1)	Annualized base rent represents monthly contractual base rent (defined as cash base rent before abatements) multiplied by 12 for commenced leases as of January 1, 2016.

(2)	Comprised of a lease at ACC4 which is 6.3% of annualized base rent that has been fully subleased to another DFT customer and a lease at NJ1 which is 0.6% of annualized base rent.

(3)	Comprised of leases at ACC5 that have been fully subleased to another DFT customer.

For revenue information for our top customers for the last three years, see Note 5 to the Company's consolidated financial statements included herein.

Lease Expirations
The following table sets forth a summary schedule of lease expirations at our operating properties for each of the ten calendar years beginning with 2016. The information set forth in the table below assumes that customers exercise no renewal options and takes into account customers’ early termination options in determining the life of their leases under GAAP.
Lease Expirations
As of January 1, 2016

Year of Lease Expiration	Number of Leases Expiring (1)	CRSF of Expiring Commenced Leases (in thousands) (2)	% of Leased CRSF	Total kW of Expiring Commenced Leases (2)	% of Leased kW	% of Annualized Base Rent (3)
2016	2	9	0.6%	1,679	0.7%	0.9%
2017	12	76	5.2%	12,419	4.9%	4.9%
2018	21	180	12.3%	34,017	13.3%	13.5%
2019	20	291	19.8%	51,740	20.2%	21.0%
2020	15	182	12.4%	32,404	12.7%	12.7%
2021	16	280	19.1%	48,194	18.9%	17.6%
2022	8	106	7.2%	18,509	7.2%	7.1%
2023	9	103	7.0%	14,455	5.7%	4.9%
2024	8	112	7.6%	19,279	7.5%	9.0%
2025	3	47	3.2%	7,172	2.8%	3.4%
After 2025	6	80	5.6%	15,684	6.1%	5.0%
Total	120	1,466	100%	255,552	100%	100%

(1)	Represents 37 customers with 120 lease expiration dates.

(2)	CRSF is that portion of gross building area where customers locate their computer servers. One MW is equal to 1,000 kW.

(3)	Annualized base rent represents the monthly contractual base rent (defined as cash base rent before abatements) multiplied by 12 for commenced leases as of January 1, 2016.

Development Projects
The following table presents a summary of our development properties as of December 31, 2015:

Development Projects
As of December 31, 2015
($ in thousands)

Property	Property Location	Gross Building Area (1)	CRSF (2)	Critical Load MW (3)	Estimated Total Cost (4)	Construction in Progress & Land Held for Development (5)	CRSF % Pre- leased	Critical Load % Pre- leased

Current Development Projects
ACC7 Phase III	Ashburn, VA	126,000	68,000	11.9	$100,000 - $104,000	$84,622	—%	—%
CH2 Phase II	Elk Grove Village, IL	74,000	35,000	5.7	60,000 - 64,000	53,880	25%	25%
CH2 Phase III	Elk Grove Village, IL	168,000	80,000	12.5	140,000 - 144,000	88,336	—%	—%
		368,000	183,000	30.1	300,000 - 312,000	226,838

Future Development Projects/Phases
ACC7 Phase IV	Ashburn, VA	96,000	52,000	7.9	35,993	35,993
NJ1 Phase II (6)	Piscataway, NJ	180,000	88,000	18.2	18,273	18,273
		276,000	140,000	26.1	54,266	54,266
Land Held for Development
ACC8	Ashburn, VA	100,000	50,000	10.4		4,243
CH3 (7)	Elk Grove Village, IL	214,000	119,000	22.0		8,320
SC2 (8)	Santa Clara, CA	150,000	69,000	16.0		7,272
		464,000	238,000	48.4		19,835
Total		1,108,000	561,000	104.6		$300,939

(1)
Gross building area is the entire building area, including CRSF (the portion of gross building area where our customers’ computer servers are located), common areas, areas controlled by us (such as the mechanical, telecommunications and utility rooms) and, in some facilities, individual office and storage space leased on an as available basis to our customers. The respective amounts listed for each of the “Land Held for Development” sites are estimates.

(2)	CRSF is that portion of gross building area where customers locate their computer servers. The respective amounts listed for each of the “Land Held for Development” sites are estimates.

(3)
Critical load (also referred to as IT load or load used by customers’ servers or related equipment) is the power available for exclusive use by customers expressed in terms of MW or kW (1 MW is equal to 1,000 kW). The respective amounts listed for each of the “Land Held for Development” sites are estimates.

(4)
Current development projects include land, capitalization for construction and development and capitalized interest and operating carrying costs, as applicable, upon completion. Future development projects/phases include land, shell and underground work through the opening of the phase(s) that are either under current development or in service.

(5)
Amount capitalized as of December 31, 2015. Future development projects/phases include land, shell and underground work through the opening of the phase(s) that are either under current development or in service.

(6)	NJ1 is being marketed for sale. Accordingly, we do not believe that we will develop the second phase of this data center prior to the sale.

(7)	Amounts listed for gross building area, CRSF and critical load are current estimates.

(8)
Amounts listed for gross building area, CRSF and critical load are current estimates. We are currently evaluating the best use for this land. Options include a stand-alone data center, an additional phase of SC1 or a powered base shell.

Competition
We believe we have two types of competitors:

•	Companies who choose to build, own and operate their own data centers rather than outsource, and

•	Owners, operators and developers of both wholesale and colocation data centers.
The data center market in North America is highly fragmented with more than 300 companies providing different forms of multi-tenant data center services. We compete with many of these companies, including other REITs in the data center industry, such as CoreSite Realty Corporation, CyrusOne Inc., Digital Realty Trust Inc., Equinix, Inc. and QTS Realty Trust, Inc. In operating and managing our portfolio, we compete for customers based on factors including location, available critical load, amount of CRSF, flexibility, total cost for the customer and expertise in the design and operation of data centers.
We also face competition for the acquisition of land suitable for the development of wholesale data centers from real estate developers in our industry and in other industries. Such competition may have the effect of reducing the number of available properties for acquisition, increasing the price of any acquisition, and reducing the supply of wholesale data center space in the markets we seek to serve.
Regulation
Environmental Matters
We are required to obtain a number of permits from various government agencies to construct a data center facility, including the customary zoning, land use and related permits, and permits from state and local environmental regulatory agencies related to the installation of the diesel engine generators that we use for emergency back-up power at our facilities. In addition, various environmental agencies that regulate air quality require that we obtain permits for the operation of our diesel engine generators. These permits set forth specified levels of certain types of emissions permitted from these engines, such as nitrogen oxides. Changes to any applicable regulations, including changes to air quality standards or permitted emissions levels, that are applicable to us, or our ability to obtain the necessary permits to install or operating diesel engines, could delay or preclude our ability to construct or operate data center facilities.
Under various federal, state and local laws, regulations and ordinances relating to the protection of the environment, a current or former owner, operator or customer of real property may be liable for the cost to remove or remediate contamination resulting from the presence or discharge of hazardous or toxic substances, wastes or petroleum products on, under, from or in such property. These costs could be substantial and liability under these laws may attach without regard to whether the owner or operator knew of, or was responsible for, the presence of the contaminants, and the liability may be joint and several. Previous owners of the sites where some of our data center facilities are located (CH1, CH2, NJ1 and SC1), and the undeveloped land for our ACC8 and SC2 facilities, used these sites for industrial or retail purposes, and, therefore, each of those properties may contain some level of environmental contamination. In addition, many of our properties presently contain large fuel storage tanks that we use to power our back-up engine generators. If any of these tanks were to release fuel into the environment, we would likely have to pay to clean up the contamination. The presence of contamination or the failure to remediate contamination at any of our properties may expose us to third-party liability, which could be for amounts that are material, or may materially adversely affect our ability to sell, lease or develop the contaminated property or to borrow capital using the contaminated property as collateral for the loan.
Some of our properties may contain asbestos-containing building materials. Environmental laws require that owners or operators of buildings with asbestos-containing building materials properly manage and maintain these materials, adequately inform or train those who may come into contact with asbestos and undertake special precautions, including removal or other abatement, in the event that asbestos is disturbed during building renovation or demolition. These laws may impose fines and penalties on building owners or operators for failure to comply with these requirements. In addition, these laws may also allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos-containing building materials.
 Environmental laws and regulations regarding the handling of regulated substances and wastes apply to our properties, in particular regulations regarding the storage of petroleum for emergency/auxiliary power. The properties in our portfolio are also subject to various federal, state and local health and safety requirements, such as state and local fire requirements. If we or our customers fail to comply with these various requirements, we might incur governmental fines or private damage awards. Moreover, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that will materially adversely impact our financial condition, results of operations, cash flow, cash available for distributions, the per share trading price of our common stock and our ability to satisfy our debt service obligations. We require our customers to comply with these environmental, health and safety laws and regulations and to indemnify us for any related liabilities. Environmental noncompliance liability could also affect a customer's ability to make rental payments to us.
Although each of our properties has been subjected to Phase I environmental site assessments, they are limited in scope, and may not identify all potential environmental liabilities or risks associated with these properties. Unless required by applicable laws or regulations, we may not further investigate, remedy or ameliorate any liabilities disclosed in the Phase I assessments.
The NJ1 property located in Piscataway, New Jersey, is subject to New Jersey's Industrial Site Recovery Act, or ISRA. Under ISRA or other clean up laws, New Jersey's Department of Environmental Protection, or NJDEP, can require a landowner to undertake efforts to remediate pollution on or emanating from its site. In this case, the prior owner of the New Jersey site, GlaxoSmithKline (“the Seller”) ceased operation at the NJ1 site in 2004 and has undertaken remediation efforts in accordance with ISRA, including removal of certain structures on the site and remediation of soil and groundwater. We were not involved in the activities that led to the pollution of this site and the Seller remains liable for the cleanup costs. In addition to its responsibilities under ISRA, the Seller is obligated under the surviving provisions of its purchase contract with us to diligently proceed with ISRA compliance, to take all reasonable action to complete the work set forth in the NJDEP-approved remedial actions work plan, and to obtain no further action letters with regard to soils and groundwater. The Seller has indemnified us with regard to any fines, charges or liability in connection with ISRA and compliance therewith. Moreover, we are named as an additional insured on a number of the Seller's environmental, workers' compensation, and professional liability insurance policies, and we carry insurance in light of some of the risks associated with the known contamination at the New Jersey site as well. Nonetheless, as the current landowner, under ISRA and other clean up laws, we may be held liable for all or a portion of the cost to clean up the site to the extent that Seller is unable or is otherwise not required to pay for the cleanup. The Seller is legally obligated to continue to operate the existing groundwater remediation system for a number of years in accordance with the Remedial Action Work Plan approved by NJDEP in accordance with ISRA. If the Seller were to cease its monitoring activities, we could be required to continue them under applicable law. However, we do not anticipate that such costs would be material and we would seek to recover them from the Seller. We do not expect the groundwater remediation system to have a material impact on the development of the site as presently planned, although it could make it more difficult to sell the property in the future. As a result of the contamination, there are or will be restrictions on certain uses of the property, such as for residential use. However, our current use is not subject to such restrictions and, furthermore, has been confirmed as a permitted use under applicable zoning regulations and ordinances by the relevant zoning authority, so we do not expect such restrictions to have a material impact on our business. However, if we were to be held liable for any costs associated with environmental contamination or on-going cleanup of this site, such costs could be material and could have a material adverse impact on our financial condition and results of operations.
Americans With Disabilities Act
Our properties must comply with Title III of the Americans with Disabilities Act, or ADA, to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. While we have not conducted a formal audit or investigation of our compliance with the ADA, we believe that our operating properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is ongoing, and we will continue to assess our properties and make alterations as appropriate in this respect.
Insurance
We carry comprehensive liability, fire, extended coverage, business interruption and rental loss insurance covering all of the properties in our portfolio, which includes coverage for riots, terrorism, earthquakes, acts of God and floods. We have policy specifications and insured limits which we believe to be appropriate given the relative risk of loss, the cost of the coverage and industry practice and, in our opinion, the properties in our portfolio are currently adequately insured. See “Item 1A. - Risk Factors - Risks Related to Our Business and Operations - Any losses to our properties that are not covered by insurance, or that exceed our policy coverage limits, would materially adversely affect our business, results of operations and financial condition.” Some risks to our properties, such as losses due to war, floods and earthquakes, are either not currently insured against or are insured subject to policy limits that may not be sufficient to cover all of our losses.

Employees
As of December 31, 2015, we had 113 full-time employees, with approximately 70% located at our various data centers in Northern Virginia; suburban Chicago, Illinois; Piscataway, New Jersey; Santa Clara, California and the remainder located in Washington, D.C. at our corporate headquarters. We believe our relations with our employees are good.
Offices
Our headquarters are located at 1212 New York Avenue, N.W., Suite 900, Washington, D.C. 20005, and our telephone number is (202) 728-0044. As of December 31, 2015, we leased approximately 9,337 square feet of office space in the building at the address set forth above. We believe our offices are adequate for our current operations.
Available Information
We maintain a website, http://www.dft.com, which contains additional information concerning our company. We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically files such material with, or furnish it to, the SEC. Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and the charters of the Audit, the Compensation and the Nominating and Corporate Governance Committees of our Board of Directors are also available on our website and are available in print to any stockholder upon request in writing to DuPont Fabros Technology, Inc., c/o Investor Relations, 1212 New York Avenue, NW, Suite 900, Washington, DC 20005. Information on or connected to our website is neither part of nor incorporated by reference into this annual report on Form 10-K or any other SEC filings.
Financial Information
For required financial information related to our operations, please refer to our consolidated financial statements, including the notes thereto, included with this annual report on Form 10-K.

ITEM 1.A	RISK FACTORS

Set forth below are the risks that we believe are material to our stockholders. You should carefully consider the following risks in evaluating our company, our properties and our business. The occurrence of any of the following risks could materially adversely impact our financial condition, results of operations, cash flow, the per share trading price of our common stock and our ability to, among other things, satisfy our debt service obligations and to make distributions to our stockholders, which in turn could cause our stockholders to lose all or a part of their investment. Some statements in this report including statements in the following risk factors constitute forward-looking statements. Please refer to the section entitled “Special Note Regarding Forward-Looking Statements” at the beginning of this annual report.
Risks Related to Our Business and Operations
We face significant competition, which may decrease or prevent increases in the occupancy and rental rates of our properties.
We compete with numerous developers, owners and operators of technology-related real estate, including CoreSite Realty Corporation, CyrusOne Inc., Digital Realty Trust, Inc., Equinix, Inc. and QTS Realty Trust. Many of these competitors have significant advantages over us, including greater name recognition, longer operating histories, pre-existing relationships with current or potential customers, significantly greater financial, marketing and other resources and more ready access to capital, all of which allow them to respond more quickly to new or changing opportunities. Many of these competitors own properties similar to ours in the same markets in which our properties are located, or in markets where the cost to operate a data center is less than the cost to operate our data centers. Many of our competitors and new entrants to the data center market are developing additional data center space in the markets that we serve. If the supply of data center space continues to increase as a result of these activities or otherwise, rental rates may be reduced or we may face delays in leasing or be unable to lease our vacant space or new data center space that we develop, which could have a material adverse effect on our business, results of operations and growth prospects.
We may be unable to lease vacant or development space or renew leases, or re-lease space as leases expire.
Although as of January 1, 2016, only 10.4 MW of critical load was available for lease and leases that represent less than 1% of critical load power under lease were scheduled to expire in 2016, we expect to complete developments with 30.1 MW of critical power available for lease during 2016, of which only 1.4 MW is pre-leased. We may not be able to attract customers for this space or renew these expiring leases with our existing customers, or we may be required to reduce our rental rates or incur costs, if our competitors:

•	offer rental rates below current market rates, or below the rental rates we are offering;

•
offer space that our customers or potential customers perceive to be superior to ours based on numerous factors, including available power, preferred design features, security considerations, location, and connectivity; or

•	offer services that we do not offer and that customers or potential customers desire.
If we are unable to lease available space, or if we are unable to lease available space on a timely basis or at favorable net effective rental rates, it could have a material adverse effect on our business, results of operations and growth prospects.
Any decrease in the demand for data centers, including a decrease resulting from a downturn in the technology industry, could materially adversely affect our business, results of operations and financial condition.
Our portfolio of properties consists entirely of wholesale data centers leased primarily to Fortune 1000 Internet, software and other technology-based companies. A decline in the technology industry or these companies' desire to outsource their data center needs could lead to a decrease in the demand for space in our data centers, which would have a greater adverse effect on our business and financial condition than if we owned a more diversified real estate portfolio. We also are susceptible to adverse developments in the industries in which our customers operate, such as decreases in demand for their products or services, business layoffs or downsizing, industry slowdowns, relocations of businesses, costs of complying with government regulations or increased regulation and other factors. We also may be materially adversely affected by any downturns in the market for data centers due to, among other things, oversupply of or reduced demand for space or a slowdown in web-based commerce. Also, a lack of demand for data center space by enterprise customers could have a material adverse effect on our business, results of operations and financial condition.
Our customers may choose to develop new data centers or expand their own existing data centers, which could result in the loss of one or more key customers or reduce demand for our newly developed data centers, which could have a material adverse effect on our business, results of operations and financial condition.
Some of our customers, including Microsoft and Facebook, own and operate their own data center facilities for a portion of their computing requirements, and may choose in the future to expand their data centers or develop additional data center facilities. If any of our key customers were to reduce their reliance on outsourced data center facilities, it could result in a loss of business to us or put pressure on our pricing. If we lose a customer, there is no assurance that we would be able to replace that customer at a competitive rate or at all, which could have a material adverse effect on our business, results of operations and financial condition.
As of January 1, 2016, our two largest customers, Microsoft and Facebook, collectively accounted for 44.2% of our annualized base rent, and the loss of any such customer or any other significant customer, or the inability of any such customer or any other significant customer to pay rent and other expenses as due, could have a materially adverse effect on our business, results of operations and financial condition.
Any of our customers could experience a downturn in their business, which in turn could result in their inability or failure to make timely rental payments pursuant to their leases with us. In the event of any customer default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment. These risks would be particularly significant if one of our four largest customers were to default under their leases. Also, some of our largest customers compete with one another in various aspects of their businesses. The competitive pressures on our customers may have a negative impact on our operations.
In addition, because we have only 37 different customers, the inability of a customer to meet its rent obligations could impact us negatively and significantly. For example, in 2014, we increased a receivables reserve related to one customer, Net Data Centers, that restructured its lease obligations with us in 2013 and, as part of the restructuring, converted its outstanding accounts receivable and deferred rent receivable related to space that it returned to us into a note receivable. In February 2015, Net Data Centers filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations.” The inability of Net Data Centers to satisfy its obligations to us under its lease agreements with us resulted in charges and revenue not being recognized in 2015. The inability of Net Data Centers to satisfy its obligations to us under the note could result in additional charges, which would negatively impact our results of operations and financial condition.
In addition, if one or more of our significant customers fail to renew their leases with us, or if any of them exercise any applicable early termination rights, and we are unable to find new customers to utilize the space to be vacated at the same rental rates, then upon the expiration of such leases, as well as the expiration of any future leases, we may experience a material adverse effect on our business.
Any adverse developments in the economic or regulatory environment of our four markets, Northern Virginia; suburban Chicago, Illinois; Northern New Jersey and Santa Clara, California, may materially adversely affect our business and operating results.
Our portfolio of operating data center facilities is located in only four markets - Northern Virginia, Chicago, Northern New Jersey and Santa Clara, California - and we have begun to market for sale our NJ1 data center facility, which is the only data center facility located in Northern New Jersey that we own and operate. Consequently, we may be exposed to greater economic risks than if our portfolio was more geographically diverse. Also, we may be susceptible to adverse developments in the economic and regulatory environment in any of these markets, including, but not limited to, business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes and costs of complying with existing or increased governmental regulation. In addition, other markets in the United States could become more attractive for developers, operators and customers of data center facilities based on favorable costs to construct or operate data center facilities in such other markets. For example, some states have created tax and other incentives for developers and operators to locate data center facilities in their jurisdictions. Any adverse developments in the economy or real estate market in general, or any decrease in demand for data center space resulting from adverse developments in the regulatory or business environment in Northern Virginia, Chicago, Northern New Jersey or Santa Clara, California could materially adversely impact our business, results of operations and financial condition.
Our long-term growth depends upon the successful development of our data centers, and unexpected costs or changes in permit requirements or environmental regulations may delay or preclude the construction of additional data centers, thereby materially adversely affecting our business, results of operations and financial condition.
For any future data center developments, we will be subject to certain risks that could result in a delay in completion of a project, including, but not limited to, risks related to the acquisition of real property, financing, zoning, environmental and other regulatory approvals, and construction costs. Any delay or denial of a required entitlement or permit, including zoning, land use, environmental, emissions or other related permits would adversely impact our plans for future development. Changes to any applicable regulations, including changes to air quality standards or emissions limitations, could delay or preclude our ability to construct additional data centers or operate our data center facilities, which such delay or preclusion would have a material adverse effect on our growth and future results of operations and financial condition. In addition, we will be subject to risks and, potentially, unanticipated costs associated with obtaining access to a sufficient amount of power from local utilities, including costs associated with the development of utility substations on our properties, if applicable, in order to accommodate our power needs, constraints on the amount of electricity that a particular locality's power grid is capable of providing at any given time, and risks associated with the negotiation of long-term power contracts with utility providers. We may not be able to successfully negotiate such contracts on acceptable terms or at all. Any inability to negotiate utility contracts on a timely basis or on acceptable financial terms or upon terms that provide utility power in amounts sufficient to supply the critical load presently anticipated for each of our development properties would have a material adverse effect on our growth, future results of operations and financial condition.
We generally commence development of a data center facility prior to having received any commitments from customers to lease any space in the facility and any extended vacancies could have a material adverse effect on our business, results of operations and financial condition.
We generally commence development of a data center facility prior to having received any commitments from customers to lease any space in them - commonly known as developing “on speculation” - as, for example, we have done with the development of the third phases of ACC7 and CH2, which currently are under construction. This type of development exposes us to the risk that we will be unable to attract customers on a timely basis, or at all, to the properties that we have developed. Once development of a data center facility is complete, we incur certain operating expenses even if there are no customers occupying any space. Consequently, if any of our properties have significant vacancies for an extended period of time, such as is the case with our NJ1 data center facility, we will incur operating expenses that will not be reimbursed by customers and our results of operations and business and financial condition will be affected adversely, the impact of which could be material.
The loss of access to key third-party technical service providers and suppliers could materially adversely affect our current and any future development projects.
Our success depends, to a significant degree, on having timely access to certain key technical personnel who are in limited supply and considerable demand, such as engineering firms and construction contractors capable of developing our properties, and on having timely access to key suppliers of electrical and mechanical equipment utilized in the design of our data center facilities. For any future wholesale data center development projects, we will continue to rely on these personnel and suppliers. The demand for such technical expertise is intense, and there are a limited number of electrical and mechanical equipment suppliers that design and produce the equipment that we require. We may not always have or retain access to the key service providers and equipment suppliers that we rely on, which could materially adversely affect our current and future development projects.
We are dependent upon third-party suppliers for power and diesel fuel for our backup engine generators, and we are vulnerable to service failures of our third-party suppliers and to price increases by such suppliers.
We rely on third parties to provide power to our data centers, and we cannot ensure that these third parties will deliver such power in adequate quantities or on a consistent basis. If the amount of power available to us is inadequate to support requirements of our facilities' infrastructure and our customers' servers and computer equipment, we may be unable to satisfy our obligations to our customers. In addition, the utility companies that provide electricity to our data centers are susceptible to power shortages and planned or unplanned power outages caused by these shortages. If the duration of such an outage were to exceed the time that the fuel stored on-site can power our backup engine generators (which occurred in 2012 at our NJ1 data center in the aftermath of Hurricane Sandy which struck the northeastern part of the United States), we would be dependent on the regular delivery of diesel fuel to our affected sites. If we are not able to operate any of our data centers with our backup engine generators during an outage, our customers, reputation and business would be harmed.
In addition, we may be subject to risks and unanticipated costs associated with obtaining power from various utility companies. Utilities that serve our data centers may be dependent on, and susceptible to price increases of, a particular type of fuel, such as coal, oil or natural gas. Increases in the cost of power at any of our data centers would put those locations at a competitive disadvantage relative to data centers served by utilities that can provide less expensive power.
We depend on third parties to provide Internet connectivity to the customers in our data centers and any delays or disruptions in connectivity may materially adversely affect our business, results of operations and financial condition.
Our customers require connectivity to the fiber networks of multiple third party telecommunications carriers and we depend upon the presence of telecommunications carriers' fiber networks serving the locations of our data centers in order to attract and retain customers. Any carrier may elect not to offer its services within our data centers, and any carrier that has decided to provide Internet connectivity to our data centers may discontinue the provision of Internet connectivity to our data centers. If carriers were to consolidate or otherwise downsize or terminate connectivity within our data centers, such action could have an adverse effect on the businesses of our customers and, in turn, our own business, financial condition and results of operations.
Each new data center that we develop requires the construction and operation of a sophisticated redundant fiber network. The construction required to connect multiple carrier facilities to our data centers is complex and involves factors outside of our control, including regulatory requirements and the availability of construction resources. If we are not able to establish adequate Internet connectivity to our data centers, such connectivity is materially delayed or is discontinued, or there are significant hardware or fiber failures on this network, our ability to attract and retain new customers or retain existing customers could be impacted negatively, which in turn could have a material adverse effect on our business, financial condition and results of operations.
Failure to abide by applicable service level commitments could subject us to material liability under the terms of our leases, which could materially adversely affect our business, results of operations and financial condition.
Our leases generally include terms requiring us to meet certain service level commitments primarily in terms of electrical output to, and maintenance of environmental conditions within, the computing rooms leased by customers. Any failure to meet these commitments, including as a result of mechanical failure, power outage, including the inability of utilities that serve our data center facilities to deliver electricity, human error on our part or for other reasons, could subject us to liability under our leases, including the loss of management fee reimbursements or the abatement of rent, or, in certain cases of repeated failures, could give the customer a right to terminate the lease. Any such failures also could materially adversely affect our reputation and adversely impact our ability to lease our properties. Each of these impacts could have a material adverse effect on our business, financial condition and results of operations.
We may be vulnerable to security breaches which could disrupt our operations and have a material adverse effect on our business, financial condition and results of operations.
A security breach could result in the misappropriation of our proprietary information and cause interruptions or malfunctions in our operations, which in turn could interrupt the operations of our customers. We may be required to expend significant financial resources to protect against such threats or to alleviate problems caused by security breaches. We may not be able to implement security measures in a timely manner or, if and when implemented, these measures could be circumvented. Any breaches that may occur could expose us to increased risk of lawsuits, loss of existing or potential customers, harm to our reputation and increases in our security costs, which could have a material adverse effect on our business, financial condition and results of operations.
Certain of our leases include restrictions on the sale of our properties to certain third parties, which could have a material adverse effect on us, including our business, results of operations and financial condition.
Certain of our leases give the customer a right of first refusal to purchase certain properties if we propose to sell those properties to a third party or prohibit us from selling certain properties to a third party that is a competitor of the customer. The existence of such restrictions could hinder our ability to sell one or more of these properties, which could materially adversely affect our business, financial condition and results of operations.
The bankruptcy or insolvency of a major customer would have a material adverse impact on us, including our business, results of operations and financial condition.
The bankruptcy or insolvency of a major customer as we experienced in 2015 with Net Data Centers would materially adversely affect our business and the income produced by our properties. If any customer becomes a debtor in a case under the U.S. Bankruptcy Code, we cannot evict the customer solely because of the bankruptcy. In addition, the bankruptcy court might authorize the customer to reject and terminate its lease with us. Our claim against the customer for unpaid future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. In either case, our claim for unpaid rent would likely not be paid in full. Our business, including our revenue and cash available for distribution to our stockholders, could be materially adversely affected if any of our significant customers were to become bankrupt or insolvent, suffer a downturn in its business, or fail to renew its lease at all or renew on terms less favorable to us than its current terms.
Future consolidation in the technology industry could materially adversely affect our business, results of operations and financial condition by eliminating some of our potential customers and could make us more dependent on a more limited number of customers.
Mergers or consolidations of technology companies in the future could reduce the number of our customers and potential customers. If our customers merge with or are acquired by other entities that are not our customers, they may discontinue or reduce the use of our data centers in the future. Any of these developments could have a material adverse effect on our business, results of operations and financial condition.
Our data center infrastructure may become obsolete and we may not be able to upgrade our power and cooling systems cost-effectively or at all, which could have a material adverse effect on our business and results of operations.
The data center market is characterized by evolving industry standards and changing customer demands. Our data center infrastructure may become obsolete due to the development of new systems to deliver power to or eliminate heat from the servers we house. Additionally, our data center infrastructure could become obsolete as a result of the development of new server technology that does not require the levels of critical load and environmental conditions that our facilities are designed to provide and could be run less expensively on a different platform. In addition, our power and cooling systems are difficult and expensive to upgrade. Accordingly, we may not be able to efficiently upgrade or change these systems to meet new demands or industry standards without incurring significant costs that we may not be able to pass on to our customers. The obsolescence of our power and cooling systems could have a material adverse effect on our business, results of operations and financial condition.
Our operating properties are not suitable for use other than as data centers, which could make it difficult to reposition them if we are not able to lease available space and could materially adversely affect our business, results of operations and financial condition.
Our data centers are designed solely to house and run computer servers and related equipment and, therefore, contain extensive electrical and mechanical systems and infrastructure. As a result, they are not suitable for use by customers as anything other than as data centers and major renovations and expenditures would be required in order for us to re-lease vacant space for more traditional uses, or for us to sell a property to a buyer for use other than as a data center.
Declining real estate valuations could result in impairment charges, the determination of which involves a significant amount of judgment on our part. Any impairment charge would materially adversely affect our business, results of operations and financial condition.
We review our properties for impairment on a quarterly and annual basis and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For example, our decision to market our NJ1 data center facility for sale required that we reduce the carrying amount of that property to our estimate of its fair value, which resulted in an impairment charge of $122.5 million in the fourth quarter of 2015. Other indicators of impairment include, but are not limited to, a sustained significant decrease in the market price of or the cash flows expected to be derived from a property. A significant amount of judgment is involved in determining the presence of an indicator of impairment. If the total of the expected undiscounted future cash flows is less than the carrying amount of a property, an impairment loss is recognized for the difference between the fair value and carrying value of the property. The evaluation of anticipated cash flows requires a significant amount of judgment regarding assumptions that could differ materially from actual results in future periods, including assumptions regarding estimated remaining life of the data center, future occupancy, rental rates and capital requirements. Any impairment charge would materially adversely affect our business, financial condition and results of operations.
Any losses to our properties that are not covered by insurance, or that exceed our policy coverage limits, would materially adversely affect our business, results of operations and financial condition.
We carry comprehensive liability, fire, earthquake, extended coverage, business interruption and rental loss insurance covering all of the properties in our portfolio, which includes coverage for riots, terrorism, acts of God and floods that are subject to policy specifications and insured limits. In addition, some of our policies, like those covering losses due to floods, are subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover potential losses. If we experience a loss that is uninsured or exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged property is subject to recourse indebtedness, such as is the case with respect to ACC3, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. These events would materially adversely affect our business, financial condition and results of operations.
We could become subject to liability for failure to comply with environmental and other laws and regulations.
We are subject to environmental laws and regulations regarding the handling of regulated substances and wastes, including, in particular, regulations regarding the storage of petroleum for auxiliary or emergency power. The properties in our portfolio are also subject to various federal, state and local laws and regulations, including those related to: air quality and exhaust emissions; discharges of treated and storm water; and health, safety and fire (See “Business - Regulation - Environmental Matters”).
In addition, we are subject to environmental, health and safety laws regulating air emissions, storm water management and other issues arising in our business. Unexpected events, equipment malfunctions and human error, among other factors, can lead to violations of environmental laws, regulations or permits. Furthermore, environmental laws and regulations change frequently and may require additional investment to maintain compliance. Noncompliance with existing, or adoption of more stringent, environmental or health and safety laws and regulations or the discovery of previously unknown contamination could require us to incur costs or become the basis of new or increased liabilities that could be material.
If we or our customers fail to comply with these various requirements, we might incur governmental fines or other sanctions or private damage awards. Moreover, existing requirements could change and future requirements could require us to make significant unanticipated expenditures that will materially adversely impact our business, results of operations and financial condition.
We may be adversely affected by laws, regulations or other issues related to climate change.
If we, or other companies with which we do business, particularly utilities that provide our facilities with electricity, become subject to laws or regulations related to climate change, our business, results of operations and financial condition could be impacted adversely. The federal government and some of the states and localities in which we operate have enacted certain climate change laws and regulations and/or have begun regulating carbon footprints and greenhouse gas emissions. Although these laws and regulations have not had any known material adverse effects on our business to date, they could limit our ability to develop new facilities or result in substantial compliance costs, retrofit costs and construction costs, including monitoring and reporting costs and capital expenditures for environmental control facilities and other new equipment. Furthermore, our reputation could be negatively affected if we violate climate change laws or regulations.
We cannot predict how future laws and regulations, or future interpretations of current laws and regulations, related to climate change will affect our business, results of operations and financial condition. For instance, utilities that serve our data center facilities may be impacted by clean air regulations that have been proposed by the U.S. Environmental Protection Agency. These regulations, if finalized, would require states to reduce carbon emitted by power generation facilities by specified dates. As a result of these regulations, the cost to generate or procure electricity by any of the utilities that serve our data center facilities could increase significantly.

Lastly, the potential physical impacts of climate change on our operations are highly uncertain, and would be particular to the geographic circumstances in each area in which we operate. These impacts may be caused by changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperatures. The impacts on our operations caused by these changes may adversely impact our business, results of operations and financial condition.
Hedging transactions may limit our gains or result in material losses.
We may use derivatives to hedge our liabilities from time to time, although, as of December 31, 2015, we had no hedging transaction in place. Any hedging transactions into which we enter could expose us to certain risks, including:

•	losses on a hedge position reducing the cash available for distribution to stockholders and such losses exceeding the amount invested in such instruments;

•	counterparties to a hedging arrangement defaulting on their obligations;

•	paying certain fees, such as transaction or brokerage fees; and

•	incurring costs if we elect to terminate a hedging agreement early.
The REIT rules impose certain restrictions on our ability to utilize hedges, swaps, and other types of derivatives to hedge our liabilities. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through a taxable REIT subsidiary. This could increase the cost of our hedging activities because our taxable REIT subsidiary would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our taxable REIT subsidiary will generally not provide any tax benefit, except for being carried back or forward against past or future taxable income in the taxable REIT subsidiary. However, hedges may not be effective in eliminating all of the risks inherent in any particular position. Our profitability may be materially adversely affected during any period as a result of the use of such derivatives.
The loss of any of our key personnel, including our executive officers or senior employees, could adversely affect our business, financial condition and results of operations.
Our success will continue to depend to a significant extent on our executive officers and other key employees with strong technical, financial, sales and real estate experience. Each of our executive officers has an industry reputation that attracts business and investment opportunities and assists us in negotiations with lenders, existing and potential customers and industry personnel. The loss of key employees could hinder our ability to continue to benefit from existing and potential customers. We cannot provide any assurance that we will be able to retain our current executive officers or key employees. The loss of any of these individuals could adversely affect our business, financial condition and results of operations.
If we fail to maintain an effective system of integrated internal controls, we may not be able to accurately and timely report our financial results.
If we fail to maintain proper overall business controls, our results of operations could be materially adversely affected or we could fail to meet our reporting obligations, including the accurate and timely reporting of our financial results. In addition, the existence of a material weakness could result in errors in our consolidated financial statements that could require a restatement of our consolidated financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to, among other things, a decline in the market value of our common stock.
Risks Related to Our Debt and Preferred and Common Stock Financings
We depend on external sources of capital to fund our growth and refinance existing indebtedness, which capital may not be available to us at all or on terms favorable or acceptable to us.
The cash that we used for the development of data center facilities and the payment of dividends on our preferred and common stock exceeded the cash provided by our operating activities in each year from 2008 through 2015. Our operating activities are not expected to generate sufficient cash to provide the capital necessary for all of our capital requirements including the construction of the remaining phases of our ACC7, CH2, and SC1 data center facilities, the development of the land that we hold for future data center development, the expansion into new markets and the repayment of our existing indebtedness. In addition, as a REIT, DFT is required under the Internal Revenue Code of 1986, as amended (the “Code”) to distribute at least 90% of its “REIT taxable income,” excluding any net capital gain, to its stockholders annually. Consequently, we rely on third-party sources of capital to fund our development projects and refinance our existing indebtedness. Our access to capital depends, in part, on:

•	general business conditions;

•	financial market conditions;

•	the market's perception of our business prospects and growth potential;

•	our current debt levels;

•	our current and expected earnings and cash flow; and

•	the market price of our common stock.
There is no assurance that we will be able to obtain equity or debt financing at all or on terms favorable or acceptable to us. If we are unable to obtain capital from third parties, we may need to find alternative ways to increase our liquidity, which may include curtailing development activity or disposing of one or more of our properties possibly on disadvantageous terms.
Fluctuations in interest rates could materially affect our financial results.
As of December 31, 2015, $365 million of our total consolidated indebtedness (approximately 30% of total consolidated indebtedness) was subject to variable interest rates. We also may incur additional variable rate debt in the future. Because a significant portion of our debt bears interest at variable rates, increases in interest rates could materially increase our interest expense. If the United States Federal Reserve increases short-term interest rates, this would have a significant upward impact on shorter-term interest rates, including the interest rates that our variable rate debt is based upon. Potential future increases in interest rates and credit spreads may increase our interest expense and therefore negatively affect our financial condition and results of operations, and reduce our access to capital markets.
Adverse changes in our credit ratings could negatively affect our financing activity.
The credit ratings of our senior unsecured long-term debt and DFT’s preferred stock are based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analyses of our company. Our credit ratings can affect the amount of capital we can access, as well as the terms and pricing of any debt we may incur and preferred securities that we may issue. We cannot assure you that we will be able to maintain our current credit ratings. In the event our current credit ratings are downgraded, we would likely incur higher borrowing costs and may encounter difficulty in obtaining additional financing. Also, a downgrade in our credit ratings would cause an increase in interest rates under our existing term loans and unsecured line of credit, and may trigger other additional payments or other negative consequences under our current and future credit facilities and debt instruments. Adverse changes in our credit ratings could negatively impact our refinancing and other capital market activities, our ability to manage our debt maturities, our future growth, our financial condition, the market price of our common and preferred stock, and DFT's development and acquisition activity.
We have outstanding indebtedness and preferred stock, which requires that we generate significant cash flow to satisfy the payment and other obligations under the terms of our debt and these securities, and exposes us to the risk of default under the terms of our debt and these securities.
As of December 31, 2015, our total consolidated indebtedness was $1.22 billion, which exceeds the total of our cash on hand at December 31, 2015 and our annual cash flows from operating activities for 2015. Since December 31, 2015, we have incurred an additional $40 million of indebtedness, increasing our total indebtedness to $1.26 billion as of the date of this filing. As of December 31, 2015, we also had outstanding, in the aggregate, $351.3 million of Series A Preferred Stock and Series B Preferred Stock. We may incur additional debt or issue additional preferred stock for various purposes, including, without limitation, to fund future acquisition and development activities and operational needs.
The terms of our outstanding indebtedness and preferred stock provide for significant interest and dividend payments in 2016, including:

•	$57.8 million of interest on our outstanding indebtedness, based on current interest rates; and

•	$27.2 million of preferred stock dividends.
Our ability to meet these and other ongoing payment obligations of our debt and preferred stock depends on our ability to generate significant cash flow in the future. Our ability to generate cash flow, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that capital will be available to us, in amounts sufficient to enable us to meet our payment obligations under our senior notes, our credit agreements and our outstanding preferred stock and to fund our other liquidity needs. If we are not able to generate sufficient cash flow to service these obligations, we may need to refinance or restructure our debt, sell assets (which we may be limited in doing in light of the relatively illiquid nature of our properties), reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet these payment obligations, which could materially and adversely affect our liquidity.

Our outstanding indebtedness, and the limitations imposed on us by the agreements that govern our outstanding indebtedness, and the fixed charge obligations under our outstanding preferred stock, could have significant adverse consequences, including the following:

•	make it more difficult for us to satisfy our obligations;

•	limit our ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements, or to carry out other aspects of our business plan;

•	limit our ability to refinance our indebtedness at maturity or impose refinancing terms that may be less favorable than the terms of the original indebtedness;

•
require us to dedicate a substantial portion of our cash flow from operations to payments on obligations under our outstanding indebtedness and preferred stock, thereby reducing the availability of such cash flow to fund working capital, capital expenditures and other general corporate requirements, or adversely affect our ability to meet REIT distribution requirements imposed by the Code;

•	cause us to violate restrictive covenants in the documents that govern our indebtedness, which would entitle our lenders to accelerate our debt obligations;

•	cause us to default on our obligations, causing lenders or mortgagees to foreclose on properties that secure our loans and receive an assignment of our rents and leases;

•	force us to dispose of one or more of our properties, possibly on unfavorable terms or in violation of certain covenants to which we may be subject; and

•
limit our ability to make material acquisitions or take advantage of business opportunities that may arise and limit our flexibility in planning for, or reacting to, changes in our business and industry, thereby limiting our ability to compete effectively or operate successfully.

If any one of these events was to occur, our business, results of operations and financial condition would be materially adversely affected.
The documents that govern our outstanding indebtedness restrict our ability to engage in some business activities, which could materially adversely affect our business, results of operations and financial condition.
The documents that govern our outstanding indebtedness contain customary negative covenants and other financial and operating covenants that place restrictions on DFT, the Operating Partnership and their respective subsidiaries. These covenants restrict, among other things, the ability of DFT, the Operating Partnership and their respective subsidiaries to:

•	incur debt and liens;

•	enter into sale and leaseback transactions;

•	make certain dividend payments, distributions and investments;

•	enter into transactions with affiliates;

•	enter into agreements limiting the Operating Partnership's ability to make certain transfers and other payments from subsidiaries;

•	sell assets; and

•	merge or consolidate.
In addition, covenants contained in the documents that govern our outstanding indebtedness require the Operating Partnership and/or its subsidiaries to meet certain financial performance tests.
These restrictive operational and financial covenants will reduce our flexibility in conducting our operations, limit our flexibility in planning for, or reacting to, changes in our business and industry, and limit our ability to engage in activities that may be in our long-term best interest, including the ability to make acquisitions or take advantage of other business opportunities that may arise, any of which could materially adversely affect our growth prospects, future operating results and financial condition.
Our failure to comply with these restrictive covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our outstanding debt (which might also cause cross-defaults with respect to our other debt obligations). For a detailed description of the covenants and restrictions imposed by the documents governing our indebtedness, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Outstanding Indebtedness.”
The documents that govern our outstanding indebtedness require that we maintain certain financial ratios and, if we fail to do so, we would be in default under the applicable debt instrument, which in turn could trigger defaults under our other debt instruments, which could result in the maturities of all of our debt obligations being accelerated and would have a material adverse effect on us, including our business, results of operations and financial condition.

Each of our debt instruments requires that we maintain certain financial ratios. The credit agreement that is secured by our ACC3 data center facility provides that the total indebtedness of the Operating Partnership and its subsidiaries cannot exceed 65% of the value of the assets of the Operating Partnership and its subsidiaries, determined based on the appraised value of stabilized data center properties, the amount of unrestricted cash and the book value of development properties and undeveloped land. Under this credit agreement, the administrative agent periodically has the right to have each of our stabilized data center properties appraised. If the total indebtedness of the Operating Partnership exceeds 65% of the applicable asset value, the indebtedness in question would have to be reduced to a level that resulted in compliance with this ratio.
The credit agreements that govern our unsecured term loan and unsecured revolving credit facility each require that we maintain financial ratios relating to the following matters: (i) unsecured debt not exceeding 60% of the value of unencumbered assets; (ii) net operating income generated from unencumbered properties divided by the amount of unsecured debt being not less than 12.5%; (iii) total indebtedness not exceeding 60% of gross asset value; (iv) fixed charge coverage ratio being not less than 1.70 to 1.00; and (v) tangible net worth being not less than $1.3 billion plus 80% of the sum of (x) net equity offering proceeds and (y) the value of equity interests issued in connection with a contribution of assets to the Operating Partnership or its subsidiaries.
In addition, the indentures that govern our senior notes requires, among other things, that the Operating Partnership and our subsidiaries that guaranty the notes maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis.
If we do not continue to satisfy these covenant ratios, we will be in default under the applicable debt instrument, which in turn would trigger defaults under our other debt instruments, which could result in the maturities of all of our debt obligations being accelerated. These events would have a material adverse effect on our liquidity.
The terms of the agreements that govern our indebtedness limit our ability to sell the data center properties that have been pledged as collateral for our indebtedness, which could reduce our liquidity.
One of our income producing data center properties - ACC3 - serves as collateral under an existing credit agreement. This credit agreement limits our ability to sell this property. The indenture that governs our senior notes and the credit agreements that govern our unsecured term loan and unsecured revolving credit facility limit our ability to sell or transfer assets and, under certain circumstances, the indenture requires that we use any net cash proceeds to reduce outstanding indebtedness. Consequently, our ability to raise capital through the disposition of assets is limited.
Indebtedness secured by our properties exposes us to the possibility of foreclosure, which could result in the loss of the property that secures the indebtedness and any rents to which we would be entitled from leases on that property.
The obligations under one of our credit agreements, with an outstanding principal balance at December 31, 2015 of $115.0 million, is secured by our ACC3 data center facility. A default of any of the obligations under this credit agreement could result in foreclosure actions by our lenders and the loss of the property securing the indebtedness and an assignment to the lenders of our rents and leases related to any such property.
For tax purposes, a foreclosure of any such property would be treated as a sale of the property for a purchase price equal to the outstanding balance of the underlying indebtedness. If the outstanding balance of this debt exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds from the disposition of the property.
In the future, we may assume or incur additional indebtedness secured by one or more properties that we own or in connection with property acquisitions.
Disruptions in the financial markets may materially and adversely affect our ability to secure additional financing.
The U.S. stock and credit markets have experienced significant price volatility, dislocations and liquidity disruptions in the past, which have caused market prices of many stocks to fluctuate substantially, led some lenders and institutional investors to reduce, and in some cases cease, to provide credit to businesses and has caused spreads on prospective debt financings to widen considerably. Renewed uncertainty in these markets, or any downturn, could affect our ability to obtain debt financing, or to refinance our debt, at all or on terms favorable or acceptable to us. Such events also may make it more difficult or costly for us to raise capital through the issuance of our common stock or preferred stock. Our inability to secure additional financing may impede our ability to initiate new development projects. Disruptions in the financial markets could have a material adverse effect on us, including our business, results of operations and our financial condition.
We may be unable to satisfy our debt obligations upon a change of control of us.

Under the documents that govern our indebtedness, if we experience a change of control, we could be required to repay the entire principal balance of our outstanding indebtedness. Under our senior notes indentures, if we experience a change of control, as defined in the indenture, we must offer to purchase the notes at 101% of their principal amount, plus accrued interest. Under the credit agreements that govern our term loans and unsecured revolving credit facility, if we experience a change of control, as defined in the applicable credit agreement, we must repay the principal amount of any outstanding loans, plus accrued interest, and, in the case of our unsecured revolving credit facility, the obligation of the lenders to fund any additional loans would terminate. We might not have sufficient funds to repay the amounts due under the term loans or the unsecured revolving credit facility or pay the required price for the notes following a change of control. Any of these events could have a material adverse impact on our liquidity, business, results of operations and financial condition.
Risks Related to the Real Estate Industry
Our performance and value are subject to risks associated with real estate assets and with the real estate industry.
Real estate investments are subject to various risks and fluctuations and cycles in value and demand, many of which are beyond our control. Certain events and conditions may decrease our cash available for distribution, as well as the value of our properties. These events include, but are not limited to, the following:

•	inability to collect rent from customers;

•
vacancies or our inability to rent space on favorable terms, including possible market pressures to offer customers rent abatements, customer improvements, early termination rights or below-market renewal options;

•	adverse changes in financial conditions of buyers, sellers and customers of properties, including data centers;

•	the attractiveness of our properties to customers;

•
competition from other real estate investors with significant resources and access to capital, including other real estate operating companies, publicly traded REITs and institutional investment funds;

•	reductions in the level of demand or increase in the supply for data center space;

•	inability to acquire land for new data center development

•	inability to finance development on favorable terms;

•
fluctuations in interest rates, which could adversely affect our ability, or the ability of buyers and customers of properties, including data centers, to obtain financing on favorable terms or at all;

•	increases in expenses that are not paid for by or cannot be passed on to our customers;

•	changes to, and to enforcement of, laws, regulations and governmental policies, and the costs of compliance therewith;

•	civil unrest, acts of war, terrorist attacks and natural disasters, including earthquakes, tornados, hurricanes and floods, which may result in uninsured and underinsured losses; and

•	the relative illiquidity of real estate investments, especially the specialized real estate properties that we hold and seek to acquire and develop.
Illiquidity of real estate investments and the terms of certain of our leases could significantly impede our ability to respond to adverse changes in the performance of our properties, which could materially adversely affect our business, results of operations and financial condition.
Because real estate investments are relatively illiquid, our ability to promptly sell one or more properties in our portfolio to raise cash in response to adverse changes in the performance of such properties may be limited and thus could materially adversely affect our financial condition.
In addition, data centers represent an illiquid part of the overall real estate market, due to the relatively small number of potential purchasers of such data centers - including other data center operators and large corporate users - and the relatively high cost per square foot to develop data centers, which limits a potential buyer's ability to purchase a data center property with the intention of redeveloping it for an alternative use, such as an office building, or may substantially reduce the price buyers are willing to pay for the property.
As the present or former owner or operator of real property, we could become subject to liability for environmental contamination, regardless of whether we caused such contamination, which could have a materially adverse effect on our business, results of operations and financial condition.
Under various federal, state and local laws, regulations and ordinances that relate to the protection of the environment, a current or former owner, operator or customer of real property may be liable for the cost to remove or remediate contamination resulting from the presence or discharge of hazardous or toxic substances, wastes or petroleum products on, under, from or in such property. These costs could be substantial and liability under these laws may attach without regard to whether the owner or operator knew of, or was responsible for, the presence of the contaminants, and the liability may be joint and several.

Previous owners of the sites where some of our data center facilities are located (CH1, CH2, NJ1 and SC1), and the undeveloped land for our ACC8 and SC2 facilities, used these sites for industrial or retail purposes. As a result, these properties may (and in the case of the site where our NJ1 facility is located, did) contain some level of environmental contamination (See “Business - Regulation - Environmental Matters”). In addition, many of our properties presently contain large underground fuel storage tanks for emergency power, which are critical to our operations. We likely would be liable for contamination that results from a release of fuel from any of these storage tanks. Moreover, the presence of contamination or the failure to remediate contamination at our properties may expose us to third-party liability, which liabilities may be material, or materially adversely affect our ability to sell, lease or develop the contaminated property or to borrow capital using the contaminated property as collateral for the loan.
As the owner of real property, we could become subject to liability for asbestos-containing building materials in the buildings on our property, which could have a materially adverse effect on our business, results of operations and financial condition.
Some of our properties may contain asbestos-containing building materials. Environmental laws require that owners or operators of buildings with asbestos-containing building materials properly manage and maintain these materials, adequately inform or train those who may come into contact with asbestos and undertake special precautions, including removal or other abatement, in the event that asbestos is disturbed during building renovation or demolition. These laws may impose fines and penalties on building owners or operators for failure to comply with these requirements. In addition, these laws may also allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos-containing building materials.
Our properties may contain or develop harmful mold or suffer from other adverse conditions, which could lead to liability for adverse health effects and costs of remediation.
When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants above certain levels may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected property or increase indoor ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our customers, employees of our customers and others if property damage or health concerns arise.
We may incur significant costs complying with the Americans with Disabilities Act, or ADA, and similar laws, which could materially adversely affect our business, results of operations and financial condition.
Under the ADA, all places of public accommodation must meet federal requirements related to access and use by disabled persons. A number of additional federal, state and local laws may also require modifications to our properties. We have not conducted an audit or investigation of all of our properties to determine our compliance with the ADA. If one of our properties is not in compliance with the ADA, we would be required to incur additional costs to bring the property into compliance. Additional federal, state and local laws may require modifications to our properties, or restrict our ability to renovate our properties. We cannot predict the ultimate amount of the cost of compliance with the ADA or other laws. If we incur substantial costs to comply with the ADA and any other similar laws, our business, financial condition and results of operations could be materially adversely affected.
We may incur significant costs complying with other regulations, which could materially adversely affect our business, results of operations and financial condition.
The properties in our portfolio are subject to various federal, state and local regulatory requirements. If we fail to comply with these requirements, we might incur governmental fines or private damage awards. In addition, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that could materially adversely affect our business, results of operations and financial condition.
Risks Related to Our Organizational Structure
Conflicts of interest exist or could arise in the future with holders of units of partnership interest in the Operating Partnership, or OP units, which may impede business decisions that could benefit DFT's stockholders.

Conflicts of interest exist or could arise in the future as a result of the relationships between DFT and its affiliates, on the one hand, and the Operating Partnership or any of its partners, on the other. DFT's directors and officers have duties to DFT and its stockholders under applicable Maryland law. At the same time, DFT, as general partner, has fiduciary duties to the Operating Partnership and to its limited partners under Maryland law. DFT's duties as general partner to the Operating Partnership and its partners may come into conflict with the duties of DFT's directors and officers to DFT and its stockholders. The partnership agreement of the Operating Partnership provides that for so long as DFT is the general partner of the Operating Partnership, any conflict that cannot be resolved in a manner not adverse to either DFT's stockholders or the limited partners will be resolved in favor of DFT's stockholders.
Additionally, the partnership agreement expressly limits DFT's liability by providing that DFT and its officers, directors, agents and employees, will not be liable or accountable to the Operating Partnership for losses sustained, liabilities incurred or benefits not derived if DFT, or such officer, director, agent or employee acted in good faith. In addition, the Operating Partnership is required to indemnify DFT, and its officers, directors, employees, agents and designees to the extent permitted by applicable law from and against any and all claims arising from operations of the Operating Partnership, unless it is established that (1) the act or omission was committed in bad faith, was fraudulent or was the result of active and deliberate dishonesty, (2) the indemnified party received an improper personal benefit in money, property or services or (3) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful. The provisions of Maryland law that allow the fiduciary duties of a general partner to be modified by a partnership agreement have not been resolved in a court of law, and we have not obtained an opinion of counsel covering the provisions set forth in the partnership agreement that purport to waive or restrict DFT's fiduciary duties that would be in effect were it not for the partnership agreement.
DFT is also subject to the following additional conflicts of interest with holders of OP units:
DFT may pursue less vigorous enforcement of terms of the employment agreement with Mr. du Pont because of DFT's dependence on him and conflicts of interest. Mr. du Pont entered into an employment agreement with DFT, including clauses prohibiting him from competing with DFT, subject to certain exceptions, in the data center market. This agreement was not negotiated on an arm's-length basis. DFT may choose not to enforce, or to enforce less vigorously, its rights under this employment agreement because of its desire to maintain its ongoing relationship with Mr. du Pont and because of conflicts of interest with him, including allowing him to devote significant time to non-data center projects outside of the company, to engage in activities that may compete with DFT, or to engage in transactions with DFT without receiving the appropriate board approval.
Tax consequences upon sale or refinancing. Sales of properties, substantially all of our assets and our company, a merger or consolidation of our company, and repayment of related indebtedness will have different effects on holders of OP units than on DFT's stockholders. The parties that contributed properties to the Operating Partnership may incur tax consequences upon the sale of these properties, substantially all of our assets or our company, a merger or consolidation of our company, and on the repayment of related debt which differ from the tax consequences to DFT and its stockholders. Consequently, these holders of OP units may have different objectives regarding the appropriate pricing and timing of any such transaction or repayment of debt. Although DFT has exclusive authority as general partner under the partnership agreement of the Operating Partnership to determine when to refinance or repay debt or whether, when, and on what terms to sell a property, substantially all of our assets or our company, or enter into a merger or consolidation of our company, any such decision would require the approval of DFT's board of directors, and DFT's ability to take such actions, to the extent that they may reduce the liabilities of the Operating Partnership, may be limited pursuant to the tax protection agreements that DFT entered into upon completion of its initial public offering. Certain of DFT's directors and executive officers could exercise their influence in a manner inconsistent with the interests of some, or a majority, of its stockholders, including in a manner which could delay or prevent completion of a sale of a property or the repayment of indebtedness.
Mr. du Pont has the right to hold a significant percentage of DFT's stock. DFT's charter generally authorizes its directors to take such actions as are necessary and desirable to preserve DFT's qualification as a REIT and to limit any person (other than a qualified institutional investor) to actual or constructive ownership of no more than 3.3% of the outstanding shares of its common stock by value or by number of shares, whichever is more restrictive and 3.3% of its outstanding capital stock by value. DFT's board of directors, however, has granted, and in the future may grant, exemptions from the ownership limits described above if such exemptions do not jeopardize its status as a REIT. In addition, DFT's charter provides that Mr. du Pont, certain of his affiliates, family members and trusts formed for the benefit of the foregoing, may own up to 20.0% of the outstanding shares of DFT's common stock by value or by number of shares, whichever is more restrictive, and 20.0% of DFT's outstanding capital stock by value. In addition, pursuant to Mr. du Pont’s employment agreement, if he holds at least 9.8% of our outstanding shares on a fully diluted basis, he will have a contractual right to be nominated to the board of directors. These exemptions and contractual rights could allow Mr. du Pont to exercise a substantial degree of control over DFT's affairs even if he is no longer an executive officer.

Mr. du Pont has significant influence over our affairs. As of December 31, 2015, Mr. du Pont owned an aggregate of approximately 0.2% of DFT's common stock and approximately 23.6% of the OP units (not including those units held by DFT), equal to approximately 4.6% of DFT's common stock, on a fully diluted basis. As a result, he could have influence over our affairs and could exercise such influence in a manner that is not in the best interests of DFT's other stockholders, including by attempting to delay, defer or prevent a change in control transaction that might otherwise be in the best interests of DFT's stockholders. If he exercises his redemption rights with respect to his OP units and DFT issues common stock in exchange thereof, his influence over our affairs would increase substantially.
DFT's charter and Maryland law contain provisions that may delay, defer or prevent a change in control transaction, even if such a change in control may be in DFT's stockholders' interest, and as a result may depress our stock price.
DFT's charter contains a 3.3% ownership limit. DFT's charter, subject to certain exceptions, authorizes its directors to take such actions as are necessary and desirable to ensure DFT's qualification as a REIT and to limit any person (other than a qualified institutional investor or an excepted holder) to actual or constructive ownership of no more than 3.3% of the outstanding shares of its common stock by value or by number of shares, whichever is more restrictive, and 3.3% of its outstanding capital stock by value. This ownership limit may delay, defer or prevent a transaction or a change in control that might involve a premium price for DFT's common stock or otherwise be in the best interest of its stockholders.
DFT could increase the number of authorized shares of stock and issue stock without stockholder approval. DFT's charter authorizes its board of directors, without stockholder approval, to increase the aggregate number of authorized shares of stock or the number of authorized shares of stock of any class or series, to issue authorized but unissued shares of DFT's common stock or preferred stock and to classify or reclassify any unissued shares of its common stock or preferred stock and to set the preferences, rights and other terms of such classified or unclassified shares. DFT's board of directors could establish a series of preferred stock that could, depending on the terms of such series, delay, defer or prevent a transaction or a change in control that might involve a premium price for its common stock or otherwise be in the best interest of its stockholders. For instance, under the terms of our Series A Preferred Stock, if, following a change of control of DFT, the Series A Preferred Stock is not listed on the NYSE or quoted on NASDAQ, holders would be entitled to receive dividends at an increased rate of 11.875%.
Certain provisions of Maryland law could inhibit changes in control. Certain provisions of the Maryland General Corporation Law, or MGCL, may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•
“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of our then outstanding voting shares) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes special appraisal rights and special stockholder voting requirements on these combinations; and

•
“control share” provisions that provide that “control shares” of our company (defined as shares which, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

DFT has opted out of these provisions of the MGCL, in the case of the business combination provisions of the MGCL by resolution of its board of directors, and in the case of the control share provisions of the MGCL by a provision in its bylaws. However, DFT's board of directors may by resolution elect to opt in to the business combination provisions of the MGCL and it may, by amendment to its bylaws (which such amendment could be adopted by its board of directors in its sole discretion), opt in to the control share provisions of the MGCL in the future.
The provisions of DFT's charter on removal of directors and the advance notice provisions of its bylaws could delay, defer or prevent a transaction or a change in control of our company that might involve a premium price for holders of DFT's common stock or otherwise be in their best interest. Likewise, if DFT's board of directors were to opt in to the business combination provisions of the MGCL, or if the provision in DFT's bylaws opting out of the control share acquisition provisions of the MGCL were rescinded, these provisions could have similar anti-takeover effects. Further, the partnership agreement provides that DFT may not engage in any merger, consolidation or other combination with or into another person, sale of all or substantially all of our assets or any reclassification or any recapitalization or change in outstanding shares of our common stock, unless in connection with such transaction DFT obtains the consent of holders of at least 50% of the OP units of the Operating Partnership (not including OP units held by DFT) and/or certain other conditions are met.
Certain provisions in the partnership agreement of the Operating Partnership may delay or prevent unsolicited acquisitions of us. Provisions in the partnership agreement of the Operating Partnership may delay or make more difficult unsolicited acquisitions of us or changes in our control. These provisions could discourage third parties from making proposals involving an unsolicited acquisition of us or change of our control, although some stockholders might consider such proposals, if made, desirable. These provisions include, among others:

•	redemption rights of qualifying parties;

•	transfer restrictions on the OP units;

•	DFT's ability, as general partner, in some cases, to amend the partnership agreement without the consent of the limited partners; and

•	the right of the limited partners to consent to transfers of the general partnership interest and mergers under specified circumstances.
DFT's rights and the rights of its stockholders to take action against its directors and officers are limited.
Maryland law provides that a director or officer has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. As permitted by the MGCL, DFT's charter limits the liability of its directors and officers to DFT and its stockholders for money damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.
In addition, DFT's charter authorizes DFT to obligate our company, and DFT's bylaws require DFT, to indemnify its directors and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. As a result, DFT and its stockholders have more limited rights against its directors and officers than might otherwise exist under common law. Accordingly, in the event that actions taken in good faith by any of our directors or officers impede the performance of our company, stockholders' ability to recover damages from such director or officer will be limited.
Future offerings of debt or equity securities or preferred stock, which would be senior to our common stock upon liquidation and for the purpose of distributions, may cause the market price of our common stock to decline.
In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities, including commercial paper, medium-term notes, senior or subordinated notes and classes of preferred stock or common stock. We will be able to issue additional shares of common stock or preferred stock without stockholder approval, unless stockholder approval is required by applicable law or the rules of any stock exchange or automated quotation system on which our securities may be listed or traded. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. As data center acquisition or development opportunities arise from time to time, we may issue additional shares of common stock or preferred stock to raise the capital necessary to finance these acquisitions or developments or may issue common stock or preferred stock or OP units, which are redeemable for, at our option, cash or our common stock on a one-to-one basis, to acquire such properties. Such issuances could result in dilution of stockholders' equity. Preferred stock and debt, if issued, could have a preference on liquidating distributions or a preference on dividend or interest payments that could limit our ability to make a distribution to the holders of our common stock. Because our decision to issue securities in any future offering or acquisition will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their interest.
Risks Related to Our Status as a REIT
Failure to qualify as a REIT would have significant adverse consequences to us and the value of our stock.
DFT is a real estate investment trust, or REIT, for federal income tax purposes. Requirements under the Code for qualification and taxation as a REIT are extremely complex and interpretations of the federal income tax laws governing qualification and taxation as a REIT are limited. In addition, any new laws, Treasury regulations, interpretations, or court decisions could change the federal income tax laws or the federal income tax consequences of DFT's qualification and taxation as a REIT. As a result, no assurance can be provided that DFT will continue to qualify as a REIT or that new legislation, Treasury regulations, administrative interpretations or court decisions will not significantly change the federal income tax laws with respect to, or the federal income tax consequences of, DFT's qualification and taxation as a REIT. If DFT were to lose its REIT status, the tax consequences could reduce its cash available for distribution to its stockholders substantially for each of the years involved because:

•	DFT would not be allowed a deduction for dividends paid to stockholders in computing its taxable income and would be subject to federal income tax at regular corporate rates;

•	DFT could be subject to the federal alternative minimum tax and increased state and local taxes; and

•	Unless DFT is entitled to relief under applicable statutory provisions, DFT could not elect to be taxed as a REIT for four taxable years following the year during which it was disqualified.
The additional tax liability to us for the year or years in which DFT does not qualify as a REIT would reduce our net earnings available for investment, debt service or distribution to DFT's stockholders. Furthermore, if DFT were to fail to qualify as a REIT, non-U.S. stockholders that own more than 5% (increased to 10% effective for dispositions and distributions made on or after December 18, 2015) of any class of DFT's shares, who otherwise might not be subject to federal income tax on the sale of DFT's shares, could be subject to federal income tax with respect to any gain on a net basis similar to the taxation of a U.S. stockholder. In addition, if DFT were to fail to qualify as a REIT, DFT would not be required to make distributions to stockholders, and all distributions to stockholders would be subject to tax as ordinary dividend income to the extent of its current and accumulated earnings and profits. As a result of all these factors, DFT's failure to qualify as a REIT also could impair our ability to expand our business and raise capital, and could materially adversely affect the value of DFT's stock.
Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury regulations that have been promulgated under the Code is greater in the case of a REIT that, like DFT, holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within our control may affect DFT's ability to qualify as a REIT. In order to continue to qualify as a REIT, DFT must satisfy a number of requirements, including requirements regarding the composition of its assets, the sources of its income and the diversity of its stock ownership. Also, DFT must make distributions to stockholders aggregating annually at least 90% of its “REIT taxable income,” excluding net capital gains. In addition, legislation, new Treasury regulations, administrative interpretations or court decisions may materially adversely affect our investors, DFT's ability to qualify as a REIT for federal income tax purposes or the desirability of an investment in a REIT relative to other investments.
Failure to qualify as a domestically-controlled REIT could subject DFT's non-U.S. stockholders to adverse federal income tax consequences.
DFT will be a domestically-controlled REIT if, at all times during a specified testing period, less than 50% in value of its shares of stock is held directly or indirectly by non-U.S. stockholders. Because its shares of stock are publicly traded, DFT cannot guarantee that it will, in fact, be a domestically-controlled REIT. If DFT fails to qualify as a domestically-controlled REIT, its non-U.S. stockholders that otherwise would not be subject to federal income tax on the gain attributable to a sale of DFT's shares of stock would be subject to taxation upon such a sale if either (a) the shares of stock were not considered to be “regularly traded” under applicable Treasury regulations on an established securities market, such as the NYSE, or (b) the shares of stock were considered to be “regularly traded” on an established securities market and the selling non-U.S. stockholder owned, actually or constructively, more than 5% (increased to 10% effective for dispositions and distributions made on or after December 18, 2015) in value of the outstanding shares of common stock at any time during specified testing periods. If gain on the sale or exchange of DFT's shares of stock was subject to taxation for these reasons, the non-U.S. stockholder would be subject to federal income tax with respect to any gain on a net basis in a manner similar to the taxation of a taxable U.S. stockholder, subject to any applicable alternative minimum tax and special alternative minimum tax in the case of nonresident alien individuals, and corporate non-U.S. stockholders may be subject to an additional branch profits tax.
If the structural components of our properties were not treated as real property for purposes of the REIT qualification requirements, DFT would fail to qualify as a REIT.
A significant portion of the value of our properties is attributable to structural components related to the provision of electricity, heating ventilation and air conditioning, humidification regulation, security and fire protection, and telecommunication services. We have received a private letter ruling from the Internal Revenue Service (the “IRS”) holding, among other things, that our buildings, including the structural components, constitute real property for purposes of the REIT qualification requirements. We are entitled to rely upon that private letter ruling only to the extent that we did not misstate or omit a material fact in the ruling request we submitted to the IRS and that we operate in the future in accordance with the material facts described in that request. Moreover, the IRS, in its sole discretion, may revoke the private letter ruling. If our structural components are determined not to constitute real property for purposes of the REIT qualification requirements, including as a result of our being unable to rely upon the private letter ruling or the IRS revoking that ruling, DFT would fail to qualify as a REIT, which could have a material adverse impact on the value of DFT's stock.
If the Operating Partnership failed to qualify as a partnership for federal income tax purposes, DFT would fail to qualify as a REIT and suffer other adverse consequences.
We believe that the Operating Partnership is organized and operated in a manner so as to be treated as a partnership, and not an association or publicly traded partnership taxable as a corporation, for federal income tax purposes. As a partnership, it is not subject to federal income tax on its income. Instead, each of its partners, including DFT, is allocated that partner's share of the Operating Partnership's income. No assurance can be provided, however, that the IRS will not challenge the Operating Partnership's status as a partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating the Operating Partnership as an association or publicly traded partnership taxable as a corporation for federal income tax purposes, DFT would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, would cease to qualify as a REIT. Also, the failure of the Operating Partnership to qualify as a partnership would cause it to become subject to federal corporate income tax, which would reduce significantly the amount of its cash available for debt service and for distribution to its partners, including DFT.
DFT will be subject to some taxes even though it qualifies as a REIT.
Even though DFT qualifies as a REIT for federal income tax purposes, it is subject to some federal, state and local taxes on its income and property. For example, DFT is subject to federal income tax on certain types of income that it does not distribute. In addition, if assessed, DFT would incur a 100% excise tax on transactions with its taxable REIT subsidiary, or TRS, that are not conducted on an arm's-length basis. A TRS is a corporation which is owned, directly or indirectly, by DFT and which, together with DFT, makes an election to be treated as our TRS. In addition, our TRS is subject to federal income tax as a corporation on its taxable income, if any, which consists of the revenues mainly derived from providing technical services, on a contract basis, to our customers. The after-tax net income of our TRS is available for distribution to us but is not required to be distributed.
Moreover, if DFT has net income from “prohibited transactions,” that income will be subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. The determination as to whether a particular sale is a prohibited transaction depends on the facts and circumstances related to that sale.
We will have a reduced carryover tax basis on certain of our assets as a result of the formation transactions, which could reduce our depreciation deductions.
Some of our operating properties have a carryover tax basis that is lower than the fair market value of the property. This position could give rise to lower depreciation deductions on these assets that would have the effect of (1) increasing the distribution requirement imposed on us, which could materially adversely affect our ability to satisfy the REIT distribution requirement, and (2) decreasing the extent to which our distributions are treated as tax-free “return of capital” distributions.
Our tax protection agreements could limit our ability to sell or otherwise dispose of certain properties.
In connection with our formation transactions and October 2007 initial public offering, we entered into tax protection agreements with a number of limited partners of the Operating Partnership, including Mr. du Pont and certain of our directors. The agreements provide that, if we dispose of any interest in ACC2, ACC3, ACC4, VA3, VA4 or CH1 in a taxable transaction through the year 2017, we will indemnify these partners for their tax liabilities (in varying amounts, depending on the year in which the disposition occurs) attributable to the built-in gain that exists with respect to such property interest as of the time of our October 2007 initial public offering (and tax liabilities incurred as a result of the reimbursement payment) if those tax liabilities exceed a certain amount. Consequently, although it otherwise may be in our best interest to sell one of these properties, these obligations may make it prohibitive for us to do so. In addition, any such sale must be approved by at least 75% of our disinterested directors. Additionally, the agreement contains various provisions to achieve minimum liability allocations to certain limited partners and indemnifies them for their tax liabilities resulting from any gain or income recognized due to breach of those provisions by the Operating Partnership.
Complying with the REIT Requirements May Cause Us to Forgo and/or Liquidate Otherwise Attractive Investments.
To qualify as a REIT, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts that we distribute to our shareholders and the ownership of our shares. To meet these tests, we may be required to take or forgo taking actions that we would otherwise consider advantageous. For instance, in order to satisfy the gross income or asset tests applicable to REITs under the Code, we may be required to forgo investments that we otherwise would make. Furthermore, we may be required to liquidate from our portfolio otherwise attractive investments. In addition, we may be required to make distributions to shareholders at disadvantageous times or when we do not have funds readily available for distribution. These actions could reduce our income and amounts available for distribution to our shareholders. Thus, compliance with the REIT requirements may hinder our investment performance.
Changes in Taxation of Corporate Dividends May Adversely Affect the Value of Our Stock.
The maximum marginal rate of tax payable by domestic noncorporate taxpayers on dividends received from a regular “C” corporation under current federal law generally is 20%, as opposed to higher ordinary income rates. The reduced tax rate, however, does not apply to distributions paid to domestic noncorporate taxpayers by a REIT on its stock, except for certain limited amounts. The earnings of a REIT that are distributed to its stockholders generally remain subject to less federal income taxation than earnings of a non-REIT “C” corporation that are distributed to its stockholders net of corporate-level income tax. However, the lower rate of taxation to dividends paid by regular “C” corporations could cause domestic noncorporate investors to view the stock of regular “C” corporations as more attractive relative to the stock of a REIT, because the dividends from regular “C” corporations continue to be taxed at a lower rate while distributions from REITs (other than distributions designated as capital gain dividends) are generally taxed at the same rate as other ordinary income for domestic noncorporate taxpayers.

ITEM 1.B	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
The information set forth under the captions “Properties” and “Offices” in Item 1 of this Annual Report on Form 10-K is incorporated by reference herein.

ITEM 3.	LEGAL PROCEEDINGS
We are involved from time to time in various legal proceedings, lawsuits, examinations by various tax authorities, and claims that have arisen in the ordinary course of business. We believe that the resolution of such matters will not have a material adverse effect on our financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Price of and Dividends on the Registrant's Common Equity
Shares of DFT's common stock, par value $.001 per share (“common stock”) trade on the New York Stock Exchange (“NYSE”) under the symbol “DFT.” As of February 1, 2016, DFT had less than 100 holders of record of its common stock. This figure does not reflect the beneficial ownership of shares held in nominee name. The following table sets forth, for the indicated periods, the high and low sale prices for DFT's common stock on the NYSE and the cash distributions declared per share:

	Price Range		Cash Distribution Declared Per Share
	High	Low
2015
First Quarter	$38.30	$30.43	$0.42
Second Quarter	$33.42	$29.06	$0.42
Third Quarter	$30.81	$24.88	$0.42
Fourth Quarter	$33.62	$25.60	$0.47

2014
First Quarter	$27.36	$23.21	$0.35
Second Quarter	$27.37	$22.77	$0.35
Third Quarter	$29.42	$25.80	$0.35
Fourth Quarter	$34.76	$26.56	$0.42
To qualify and maintain its qualification as a REIT, DFT intends to make annual distributions to its stockholders of at least 90% of its "REIT taxable income" (which does not equal net income as calculated in accordance with generally accepted accounting principles). Dividends are declared by the board of directors. DFT's ability to pay dividends to its stockholders is dependent on the receipt of distributions from the Operating Partnership, which in turn is dependent on its data center properties generating operating income. The indentures that governs our 5.875% senior unsecured notes due 2021 and our 5.625% senior unsecured notes due 2023 limit our ability to pay dividends, but allow us to pay the minimum necessary to meet DFT's REIT income distribution requirements.
Issuer Purchases of Equity Securities
During the year ended December 31, 2015, we had a common stock repurchase program that allowed for purchases up to $120.0 million. This program expired on December 31, 2015, and during the year ended December 31, 2015, we purchased 1,002,610 shares of DFT's common stock pursuant to this program for $31.9 million. These purchases constituted 1.5% of the balance of common stock outstanding as of December 31, 2014. Shares were purchased at an average price of $31.80 per share and were retired immediately. During the year ended December 31, 2014, we did not repurchase any of our registered equity securities under a stock repurchase program.
Unregistered Sales of Equity Securities
DFT, from time to time, issues common shares pursuant to its equity compensation plans, when stock options are exercised and pursuant to redemptions by the limited partners of the Operating Partnership of common units of limited partnership interest. Pursuant to the Partnership Agreement, each time DFT issues common shares as described above, the Operating Partnership issues to DFT, its general partner, an equal number of units for the same price at which the common shares were sold, in transactions that are not registered under the Securities Act of 1933, as amended (the "Securities Act") in reliance on Section 4(2) of the Securities Act due to the fact that common units were issued only to DFT and therefore, did not involve a public offering. During the year ended December 31, 2015, the Operating Partnership issued 1,291,478 common units to DFT in connection with such redemptions, stock option exercises and issuances pursuant to DFT's equity compensation plans, for $19.7 million.

Performance Graph
The following line graph sets forth, for the period from December 31, 2010 through December 31, 2015, a comparison of the percentage change in the cumulative total stockholder return on DFT's common stock compared to the cumulative total return of the S&P 500 Index, the Russell 2000 Index and the FTSE National Association of Real Estate Investment Trusts Equity REIT Index. The graph assumes that $100 was invested on December 31, 2010 in shares of our common stock and each of the aforementioned indices and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our common stock will continue in line with the same or similar trends depicted in the graph below.

DuPont Fabros Technology, Inc.
Total Return Performance
190
175
160
145
130
115
100
85
Index Value
DuPont Fabros Technology, Inc.
S&P 500
Russell 2000
FTSE NAREIT Equity REIT Index
Source: SNL Financial
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15

The foregoing graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act, as amended, or under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), except to the extent the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under those acts.

ITEM 6.	SELECTED FINANCIAL DATA
DuPont Fabros Technology, Inc. (“DFT”) was formed on March 2, 2007, is a real estate investment trust, or REIT, and is headquartered in Washington, D.C. DFT is a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. DFT is the sole general partner of, and, as of December 31, 2015, owned 81.4% of the common economic interest in DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP”). Unless otherwise indicated or unless the context requires otherwise, all references to “we,” “us,” “our,” “our company” or “the company” refer to DFT and the Operating Partnership, collectively. DFT's common stock trades on the New York Stock Exchange, or NYSE, under the symbol “DFT”. DFT's 7.875% Series A Cumulative Redeemable Perpetual Preferred Stock (the “Series A Preferred Stock”) and 7.625% Series B Cumulative Redeemable Perpetual Preferred Stock (the “Series B Preferred Stock”) also trade on the NYSE under the symbols “DFTPrA” and “DFTPrB”, respectively.
We are a leading owner, developer, operator and manager of enterprise-class, carrier neutral, multi-tenant wholesale data centers. Our facilities are designed to offer highly specialized, efficient and safe computing environments in a low-cost operating model. Our customers outsource their mission critical applications and include national and international enterprises across numerous industries, such as technology, Internet content providers, media, communications, cloud-based, healthcare and financial services. Our 12 data centers are located in four major U.S. markets, which total 3.0 million gross square feet and 266 megawatts of available critical load to power the servers and computing equipment of our customers.
The following tables set forth selected financial data for DFT and the Operating Partnership and should be read in conjunction with the financial statements and notes thereto included in “Item 8” of this report and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in “Item 7” of this report.

DuPont Fabros Technology, Inc. (“DFT”)	Year ended December 31,
	2015	2014	2013	2012	2011
Statement of Operations:
Revenues:
Total revenues	$452,400	$417,592	$375,109	$332,445	$287,441
Expenses:
Property operating costs	130,051	117,339	103,522	94,646	80,351
Real estate taxes and insurance	21,335	14,195	14,380	12,689	6,392
Depreciation and amortization	104,044	96,780	93,058	89,241	75,070
General and administrative	18,064	17,181	16,261	17,024	15,955
Impairment on investment in real estate	122,472	—	—	—	—
Other expenses	16,859	9,222	3,650	6,919	1,137
Total expenses	412,825	254,717	230,871	220,519	178,905
Operating income	39,575	162,875	144,238	111,926	108,536
Interest income	60	116	137	168	486
Interest:
Expense incurred	(40,570)	(33,699)	(46,443)	(47,765)	(27,096)
Amortization of deferred financing costs	(3,151)	(2,980)	(3,349)	(3,496)	(2,446)
Loss on early extinguishment of debt	—	(1,701)	(40,978)	—	—
Net (loss) income	(4,086)	124,611	53,605	60,833	79,480
Net loss (income) attributable to redeemable noncontrolling interests – operating partnership	5,993	(18,704)	(5,214)	(7,803)	(14,505)
Net income attributable to controlling interests	1,907	105,907	48,391	53,030	64,975
Preferred stock dividends	(27,245)	(27,245)	(27,245)	(27,053)	(20,874)
Net (loss) income attributable to common shares	$(25,338)	$78,662	$21,146	$25,977	$44,101
Earnings per share – basic:
Net (loss) income attributable to common shares	$(0.40)	$1.19	$0.32	$0.41	$0.71
Weighted average common shares outstanding	65,184,013	65,486,108	64,645,316	62,866,189	61,241,520
Earnings per share – diluted:
Net (loss) income attributable to common shares	$(0.40)	$1.18	$0.32	$0.41	$0.71
Weighted average common shares outstanding	65,184,013	66,086,379	65,474,039	63,754,006	62,303,905
Dividends declared per common share	$1.73	$1.47	$0.95	$0.62	$0.48

DuPont Fabros Technology, Inc. (“DFT”)	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Balance Sheet Data:
Net Real Estate	$2,571,241	$2,561,428	$2,385,616	$2,281,890	$2,265,136
Total assets	2,815,492	2,822,727	2,664,555	2,520,748	2,478,347
Line of credit	—	60,000	—	18,000	20,000
Mortgage notes payable, net of deferred financing costs	114,075	113,667	113,575	137,658	141,857
Unsecured term loan, net of deferred financing costs	249,172	248,945	152,254	—	—
Unsecured notes payable, net of discount and deferred financing costs	834,963	588,767	587,138	541,831	539,919
Redeemable noncontrolling interests – operating partnership	479,189	513,134	387,244	453,889	461,439
Preferred stock	351,250	351,250	351,250	351,250	286,250
Stockholders' equity	956,413	1,115,341	1,252,274	1,266,432	1,207,135

DuPont Fabros Technology, Inc. (“DFT”)	Year ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Other Data:
Funds from operations (1)
Net (loss) income (2)	$(4,086)	$124,611	$53,605	$60,833	$79,480
Depreciation and amortization	104,044	96,780	93,058	89,241	75,070
Less: Non real estate depreciation and amortization	(700)	(707)	(875)	(1,023)	(862)
Impairment on investment in real estate	122,472	$—	$—	$—	$—
FFO	$221,730	$220,684	$145,788	$149,051	$153,688

(1) Funds from operations, or FFO, is used by industry analysts and investors as a supplemental operating performance measure for REITs. We calculate FFO in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT. FFO, as defined by NAREIT, represents net income determined in accordance with GAAP, excluding extraordinary items as defined under GAAP, impairment charges on depreciable real estate assets and gains or losses from sales of previously depreciated operating real estate assets, plus specified non-cash items, such as real estate asset depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.
We use FFO as a supplemental performance measure because, in excluding real estate related depreciation and amortization and gains and losses from property dispositions, it provides a performance measure that, when compared period over period, captures trends in occupancy rates, rental rates and operating expenses. We also believe that, as a widely recognized measure of the performance of equity REITs, FFO may be used by investors as a basis to compare our operating performance with that of other REITs. However, because FFO excludes real estate related depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effects and could materially impact our results from operations, the utility of FFO as a measure of our performance is limited.
While FFO is a relevant and widely used measure of operating performance of equity REITs, other equity REITs may use different methodologies for calculating FFO and, accordingly, FFO as disclosed by such other REITs may not be comparable to our FFO. Therefore, we believe that in order to facilitate a clear understanding of our historical operating results, FFO should be examined in conjunction with net income as presented in the consolidated statements of operations. FFO should not be considered as an alternative to net income or to cash flow from operating activities (each as computed in accordance with GAAP) or as an indicator of our liquidity, nor is it indicative of funds available to meet our cash needs, including our ability to pay dividends or make distributions.
(2) Net income for the year ended December 31, 2015 includes an impairment on investment in real estate of $122.5 million and severance expense and equity accelerations of $6.1 million. Net income for the years ended December 31, 2014 and 2013 includes losses on early extinguishment of debt of $1.7 million and $41.0 million, respectively.

DuPont Fabros Technology, L.P. (The “Operating Partnership”)	Year ended December 31,
	2015	2014	2013	2012	2011
Statement of Operations:
Revenues:
Total revenues	$452,400	$417,592	$375,109	$332,445	$287,441
Expenses:
Property operating costs	130,051	117,339	103,522	94,646	80,351
Real estate taxes and insurance	21,335	14,195	14,380	12,689	6,392
Depreciation and amortization	104,044	96,780	93,058	89,241	75,070
General and administrative	18,064	17,181	16,261	17,024	15,955
Impairment on investment in real estate	122,472	—	—	—	—
Other expenses	16,859	9,222	3,650	6,919	1,137
Total expenses	412,825	254,717	230,871	220,519	178,905
Operating income	39,575	162,875	144,238	111,926	108,536
Interest income	60	116	137	168	486
Interest:
Expense incurred	(40,570)	(33,699)	(46,443)	(47,765)	(27,096)
Amortization of deferred financing costs	(3,151)	(2,980)	(3,349)	(3,496)	(2,446)
Loss on early extinguishment of debt	—	(1,701)	(40,978)	—	—
Net (loss) income	(4,086)	124,611	53,605	60,833	79,480
Preferred unit distributions	(27,245)	(27,245)	(27,245)	(27,053)	(20,874)
Net (loss) income attributable to common units	$(31,331)	$97,366	$26,360	$33,780	$58,606
Earnings per unit – basic:
Net (loss) income attributable to common units	$(0.40)	$1.19	$0.32	$0.41	$0.71
Weighted average common units outstanding	80,599,199	81,053,127	80,580,556	81,750,958	81,387,042
Earnings per unit – diluted:
Net (loss) income attributable to common units	$(0.40)	$1.18	$0.32	$0.41	$0.71
Weighted average common units outstanding	80,599,199	81,653,398	81,409,279	82,638,775	82,449,427
Distributions declared per unit	$1.73	$1.47	$0.95	$0.62	$0.48

DuPont Fabros Technology, L.P. (The “Operating Partnership”)	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Balance Sheet Data:
Net Real Estate	$2,571,241	$2,561,428	$2,385,616	$2,281,890	$2,265,136
Total assets	2,811,277	2,818,509	2,660,336	2,516,452	2,474,042
Line of credit	—	60,000	—	18,000	20,000
Mortgage notes payable, net of deferred financing costs	114,075	113,667	113,575	137,658	141,857
Unsecured term loan, net of deferred financing costs	249,172	248,945	152,254	—	—
Unsecured notes payable, net of discount and deferred financing costs	834,963	588,767	587,138	541,831	539,919
Redeemable partnership units	479,189	513,134	387,244	453,889	461,439
Preferred units	351,250	351,250	351,250	351,250	286,250
Partners' capital	952,198	1,111,123	1,248,055	1,262,136	1,202,830

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
DuPont Fabros Technology, Inc. (“DFT”) was formed on March 2, 2007, is a real estate investment trust, or REIT, and is headquartered in Washington, D.C. DFT is the sole general partner of, and, as of December 31, 2015, owned 81.4% of the common economic interest in DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP”). Unless otherwise indicated or unless the context requires otherwise, all references to “we,” “us,” “our,” “our company” or “the company” refer to DFT and the Operating Partnership, collectively.
We design and operate innovative, multi-tenant, wholesale data centers, and create solutions with our customers that free them to focus on their core businesses. Our facilities are designed to offer highly specialized, efficient and safe computing environments in a low-cost operating model. Our customers include national and international enterprises across numerous industries, including technology, Internet, content providers, cloud providers, media, communications, healthcare and financial services. Our 12 data centers have a total of 3.0 million gross square feet and 266 megawatts of power available to our customers to operate their servers and computing equipment. For the year ended December 31, 2015, we generated $452.4 million of total revenues and, although we incurred a net loss of $4.1 million, we generated cash from operations of $255.0 million. As of December 31, 2015, we had total assets of $2.8 billion.
Data centers are facilities that house large numbers of computer servers and related equipment and include the infrastructure necessary to operate this equipment, including systems for power distribution, environmental control, fire suppression and security. We believe that our data centers provide sufficient power to meet the needs of the world's largest technology companies. We lease the computer room square feet, or CRSF, and the available power of our facilities to customers under long-term leases. As of January 1, 2016:

•	We had 37 customers with 120 different lease expirations, with only 5.8% of these expirations occurring over the next two years as measured by annualized base rent;

•	The weighted average remaining term of our leases was 5.4 years; and

•	We served four of the Fortune 25 and 19 of the Fortune 1000, which includes private or foreign enterprises of equivalent size.
Our data centers are strategically located in four major population centers - Northern Virginia, suburban Chicago, Illinois; Piscataway, New Jersey and Santa Clara, California - each of which has significant electrical power availability and hubs of extensive fiber network connectivity. As of December 31, 2015, we owned the following properties:

•	12 operating data centers facilities;

•	Three phases of existing data center facilities under development;

•	Two data center facilities with phases that are available for future development; and

•	Three parcels of land held for future development of data centers.
We believe that we are well positioned to develop, lease, operate and manage our growing data center portfolio.
We derive substantially all of our revenue from rents received from customers. For most of our customers, and we believe for most potential wholesale data center customers, the amount of available power is the primary factor used to evaluate their data center requirements. Consequently, rents under our leases are based primarily on the amount of power made available to our customers, rather than the amount of space that they occupy. The term “critical load” is used to indicate that portion of each facility's total power capacity that is made available for the exclusive use of its customers to operate their computer servers. Accordingly, throughout this Form 10-K, we discuss our operations in terms of available critical load because it is one of the primary metrics that we use to manage our business. We also provide information relating to each facility's total gross building area and its CRSF, which is the net rentable area of each of our facilities.
We also provide certain technical services to customers as a contractor on a purchase order basis, including layout design and installation of electrical power circuits, data cabling, server cabinets and racks, computer room airflow analyses and monitoring and other services requested by customers.
DFT was formed under the laws of the State of Maryland. DFT's common stock trades on the New York Stock Exchange, or NYSE, under the symbol “DFT”. DFT's 7.875% Series A Cumulative Redeemable Perpetual Preferred Stock (the “Series A

Preferred Stock”) and 7.625% Series B Cumulative Redeemable Perpetual Preferred Stock (the “Series B Preferred Stock”) also trade on the NYSE under the symbols “DFTPrA” and “DFTPrB”, respectively.
Business Strategy
Our goal is to improve our profitability and diversify our customer base by expanding our geographic presence and supplementing our portfolio with flexible wholesale products. We will continue to serve the wholesale segment of the data center market exclusively. We will capitalize on our exceptional skill in data center design, development and operations as we build-out our development pipeline and maximize cash flow from our existing properties. Specifically, we will expand our geographic presence; diversify our portfolio with flexible wholesale products to meet a variety of power density, resiliency and deployment needs; continue to prudently build-out our development pipeline; and continue to maximize cash flows from existing properties.
Expand Our Geographic Presence. Our primary focus in the past has been to develop and lease data center space in the four markets in which we operate. Over the next several years, we plan to expand our data center development and operations into several new markets, which we believe will create opportunities to diversify our customer base and increase our profitability. We plan to target two new markets that we believe will satisfy demand of wholesale customers. Initially, we intend to focus our development efforts in the Toronto, Canada market, where we believe that there will be strong demand for wholesale data centers even though the development of a wholesale market there is in its infancy. Over time, we also intend to expand our presence in the Western part of the United States, focusing our efforts in the Portland, Oregon or Phoenix, Arizona markets.
Diversify our portfolio with flexible wholesale products to meet a variety of power density, resiliency and deployment needs. The data center requirements of prospective customers vary greatly between the Internet, cloud and technology industries, on the one hand, and enterprises, on the other. There are three key areas where customer requirements vary:

•
Power Density, which is the amount of power available in a fixed amount of space. Many Internet, cloud and technology customers require “high-density” space, or a large amount of power relative to the space, while many enterprise customers require “low density” space, or a smaller amount of power relative to the space. Our more recent data center facility designs (ACC6 Phase II, ACC7, CH2 and SC1 Phase II) provide some flexibility to meet different customers’ density requirements, but we are developing new designs that will enable us to meet the varied density requirements of different customers within a single facility.

•
Resiliency, which means the number of additional power distribution and cooling units included in a facility design to back-up units that are off-line for maintenance or due to a malfunction. Each of our data center facilities are designed with “N+2” redundancy, which means that our facilities include two sets of power distribution systems and back-up diesel engine generators in addition to the number of these sets of units necessary to provide the power contracted by our customers. Our facilities also have this level of redundancy for our mechanical plants, which regulate the environment of the computer rooms leased by our customers. We believe that some customers require N+1 resiliency or less, and that a few customers may require resiliency more robust than N+2. Consequently, we are developing new data center designs that will enable us to meet diverse resiliency requirements within a single facility.

•
Deployment needs, which relates to the time that it takes to construct a phase of a facility and ready it for a customer’s operations. Although we generally commence development of a data center facility prior to having received any commitments from customers to lease any space in the facility - commonly known as developing “on speculation” - we have found that customers often need data center space within very specific, and often short, time frames. Although our current data center development time lines allow for rapid deployment of computer room space, we are developing new designs that we believe will improve our development times and allow us to meet specific customer requirements for available computer room space.

Continue to prudently build-out our development pipeline. We determine when to develop data center properties based on the amount of available space in our operating properties and anticipated demand for data center space in each applicable market. Our current development projects include:

•	ACC7 Phase III, which will add 11.9 MW of available critical load power to that facility, is expected to be placed into service in the second quarter of 2016;

•
CH2 Phase II, which is 25% pre-leased as of February 4, 2016 and will add 5.7 MW of available critical load power to that facility, is expected to be placed into service in the second quarter of 2016; and

•	CH2 Phase III, which will add 12.5 MW of available critical load power to that facility, is expected to be placed into service in the third quarter of 2016.
We have not commenced development of ACC7 Phase IV, which represents the only undeveloped phase of an existing facility, other than NJ1. We also own five parcels of land available to develop additional data centers, having purchased two parcels of land in Ashburn, Virginia in early 2016.
Continue to maximize cash flow from existing properties. We derive substantially all of our revenue from rents received from customers under existing leases at each of our operating properties. We strive to maximize our cash flows under these leases by structuring our leases to compensate us for the space used by customers and management of the facilities, reimburse us for the cost of the power to operate and cool our customers’ servers and computer equipment, cover the costs to operate the facility and provide for annual increases of base rent - either a flat rate of about 2-3% or based on the consumer price index.
The following table presents a summary of our operating properties as of January 1, 2016:

Operating Properties
As of January 1, 2016

Property	Property Location	Year Built/ Renovated	Gross Building Area (2)	Computer Room Square Feet ("CRSF") (2)	CRSF % Leased (3)	CRSF % Commenced (4)	Critical Load MW (5)	Critical Load % Leased (3)	Critical Load % Commenced (4)
Stabilized (1)
ACC2	Ashburn, VA	2001/2005	87,000	53,000	100%	100%	10.4	100%	100%
ACC3	Ashburn, VA	2001/2006	147,000	80,000	100%	100%	13.9	100%	100%
ACC4	Ashburn, VA	2007	347,000	172,000	100%	100%	36.4	97%	97%
ACC5	Ashburn, VA	2009-2010	360,000	176,000	99%	99%	36.4	100%	99%
ACC6	Ashburn, VA	2011-2013	262,000	130,000	100%	100%	26.0	100%	100%
ACC7 Phases I/II	Ashburn, VA	2014-2015	224,000	118,000	100%	100%	21.9	100%	100%
CH1	Elk Grove Village, IL	2008-2012	485,000	231,000	100%	100%	36.4	100%	100%
CH2 Phase I	Elk Grove Village, IL	2015	94,000	45,000	100%	100%	7.4	100%	100%
NJ1 Phase I	Piscataway, NJ	2010	180,000	88,000	70%	70%	18.2	52%	52%
SC1	Santa Clara, CA	2011-2015	360,000	173,000	100%	100%	36.6	100%	100%
VA3	Reston, VA	2003	256,000	147,000	94%	94%	13.0	95%	95%
VA4	Bristow, VA	2005	230,000	90,000	100%	100%	9.6	100%	100%
Total Operating Properties			3,032,000	1,503,000	98%	98%	266.2	96%	96%

(1)	Stabilized operating properties are either 85% or more leased and commenced or have been in service for 24 months or greater.

(2)
Gross building area is the entire building area, including CRSF (the portion of gross building area where our customers' computer servers are located), common areas, areas controlled by us (such as the mechanical, telecommunications and utility rooms) and, in some facilities, individual office and storage space leased on an as available basis to our customers.

(3)
Percentage leased is expressed as a percentage of CRSF or critical load, as applicable, that is subject to an executed lease. Leases executed as of January 1, 2016 represent $335 million of base rent on a GAAP basis and $341 million of base rent on a cash basis over the next twelve months. Both amounts include $18 million of revenue from management fees over the next twelve months.

(4)	Percentage commenced is expressed as a percentage of CRSF or critical load, as applicable, where the lease has commenced under generally accepted accounting principles.

(5)
Critical load (also referred to as IT load or load used by customers' servers or related equipment) is the power available for exclusive use by customers expressed in terms of megawatt, or MW, or kilowatt, or kW (1 MW is equal to 1,000 kW).

The following table presents our top 15 customers based on annualized monthly contractual base rent as of January 1, 2016:
Top 15 Customers
As of January 1, 2016

	Customer	Number of Buildings	Number of Markets	Remaining Term	% of Annualized Base Rent (1)
1	Microsoft	7	3	5.6	22.9%
2	Facebook	4	1	4.9	21.3%
3	Rackspace	3	2	9.6	9.5%
4	Fortune 25 Investment Grade Rated Company	3	3	4.6	9.5%
5	Yahoo! (2)	2	2	2.2	6.9%
6	Fortune 1000 leading Software as a Service (SaaS) Provider, Not Rated	4	2	6.6	5.9%
7	Server Central	1	1	5.6	2.6%
8	Dropbox	1	1	3.0	1.7%
9	IAC	1	1	3.3	1.6%
10	Anexio	4	2	8.0	1.4%
11	Symantec	2	1	1.5	1.4%
12	Fortune 25 Investment Grade Rated Company	2	2	5.2	1.2%
13	Zynga (3)	1	1	0.3	1.2%
14	UBS	1	1	9.5	1.1%
15	Sanofi Aventis	2	1	5.5	0.9%
Total					89.1%

(1)	Annualized base rent represents monthly contractual base rent (defined as cash base rent before abatements) multiplied by 12 for commenced leases as of January 1, 2016.

(2)	Comprised of a lease at ACC4 which is 6.3% of annualized base rent that has been fully subleased to another DFT customer and a lease at NJ1 which is 0.6% of annualized base rent.

(3)	Comprised of leases at ACC5 that have been fully subleased to another DFT customer.

Lease Expirations
As of January 1, 2016
The following table sets forth a summary schedule of lease expirations at our operating properties for each of the ten calendar years beginning with 2016. The information set forth in the table below assumes that customers exercise no renewal options and takes into account customers’ early termination options in determining the life of their leases under GAAP.

Year of Lease Expiration	Number of Leases Expiring (1)	CRSF of Expiring Commenced Leases (in thousands) (2)	% of Leased CRSF	Total kW of Expiring Commenced Leases (2)	% of Leased kW	% of Annualized Base Rent (3)
2016	2	9	0.6%	1,679	0.7%	0.9%
2017	12	76	5.2%	12,419	4.9%	4.9%
2018	21	180	12.3%	34,017	13.3%	13.5%
2019	20	291	19.8%	51,740	20.2%	21.0%
2020	15	182	12.4%	32,404	12.7%	12.7%
2021	16	280	19.1%	48,194	18.9%	17.6%
2022	8	106	7.2%	18,509	7.2%	7.1%
2023	9	103	7.0%	14,455	5.7%	4.9%
2024	8	112	7.6%	19,279	7.5%	9.0%
2025	3	47	3.2%	7,172	2.8%	3.4%
After 2025	6	80	5.6%	15,684	6.1%	5.0%
Total	120	1,466	100%	255,552	100%	100%

(1)	Represents 37 customers with 120 lease expiration dates.

(2)	CRSF is that portion of gross building area where customers locate their computer servers. One MW is equal to 1,000 kW.

(3)	Annualized base rent represents the monthly contractual base rent (defined as cash base rent before abatements) multiplied by 12 for commenced leases as of January 1, 2016.

Same Store Analysis
As of December 31, 2015
($ in thousands)

The following tables set forth an analysis of our same store and same store, same capital operating property portfolio for the three and twelve months ended December 31, 2015. Same store properties represent those properties placed into service on or before January 1, 2014, which, as of December 31, 2015, include all of our operating properties except ACC7, due to its first phase being placed into service in July 2014, and CH2, due to its first phase being placed into service in July 2015. Same store, same capital properties represent those operating properties placed into service on or before January 1, 2014 and have less than 10% of additional critical load developed after January 1, 2014. Accordingly, our same store, same capital properties include all of our operating properties with the exception of ACC7 and CH2, for the reasons described above, and SC1, due to Phase IIA of this facility being placed into service in June 2014 and Phase IIB being placed into service in May 2015, which increased the critical load at SC1 by over 10%.
Net operating income and cash net operating income for the same store and same store, same capital properties decreased during the three months ended December 31, 2015 compared to each of the three months ended December 31, 2014 and September 30, 2015 primarily due to Yahoo!'s lease expiration at ACC2 in September 2015 and the bankruptcy of one of our customers in February 2015, each further described below. We have re-leased the ACC2 space to an existing wholesale customer, and this lease commenced in January 2016. We have also re-leased the space formerly occupied by our bankrupt customer to a new customer, and these leases commenced in October 2015.

Same Store Properties	Three Months Ended					Year Ended
	31-Dec-15	31-Dec-14	% Change	30-Sep-15	% Change	31-Dec-15	31-Dec-14	% Change
Revenue:
Base rent	$70,895	$72,742	(2.5)%	$73,398	(3.4)%	$285,447	$284,430	0.4%
Recoveries from tenants	35,364	31,886	10.9%	34,595	2.2%	137,337	124,750	10.1%
Other revenues	528	473	11.6%	494	6.9%	1,983	1,849	7.2%
Total revenues	106,787	105,101	1.6%	108,487	(1.6)%	424,767	411,029	3.3%

Expenses:
Property operating costs	33,334	29,372	13.5%	31,232	6.7%	123,627	115,862	6.7%
Real estate taxes and insurance	4,646	2,863	62.3%	5,111	(9.1)%	20,456	13,723	49.1%
Other expenses	137	1,513	N/M	10	N/M	191	1,608	(88.1)%
Total expenses	38,117	33,748	12.9%	36,353	4.9%	144,274	131,193	10.0%

Net operating income (1)	68,670	71,353	(3.8)%	72,134	(4.8)%	280,493	279,836	0.2%

Straight-line revenues, net of reserve	3,612	2,594	39.2%	4,394	(17.8)%	15,837	7,127	N/M
Amortization of lease contracts above and below market value	(116)	(598)	(80.6)%	(585)	N/A	(879)	(2,393)	(63.3)%

Cash net operating income (1)	$72,166	$73,349	(1.6)%	$75,943	(5.0)%	$295,451	$284,570	3.8%

Note: Same Store Properties represent those properties placed into service on or before January 1, 2014 and excludes ACC7 and CH2.

Same Store, Same Capital Properties	Three Months Ended					Year Ended
	31-Dec-15	31-Dec-14	% Change	30-Sep-15	% Change	31-Dec-15	31-Dec-14	% Change
Revenue:
Base rent	$60,542	$65,087	(7.0)%	$62,998	(3.9)%	$247,309	$258,432	(4.3)%
Recoveries from tenants	27,163	26,706	1.7%	26,266	3.4%	107,428	107,049	0.4%
Other revenues	487	443	9.9%	464	5.0%	1,853	1,732	7.0%
Total revenues	88,192	92,236	(4.4)%	89,728	(1.7)%	356,590	367,213	(2.9)%

Expenses:
Property operating costs	26,124	24,872	5.0%	24,681	5.8%	99,692	100,033	(0.3)%
Real estate taxes and insurance	3,126	1,918	63.0%	3,219	(2.9)%	12,589	10,626	18.5%
Other expenses	137	1,510	N/M	9	N/M	173	1,587	(89.1)%
Total expenses	29,387	28,300	3.8%	27,909	5.3%	112,454	112,246	0.2%

Net operating income (1)	58,805	63,936	(8.0)%	61,819	(4.9)%	244,136	254,967	(4.2)%

Straight-line revenues, net of reserve	3,883	3,270	18.7%	4,329	(10.3)%	16,606	8,476	N/M
Amortization of lease contracts above and below market value	(116)	(598)	(80.6)%	(585)	N/A	(879)	(2,393)	(63.3)%

Cash net operating income (1)	$62,572	$66,608	(6.1)%	$65,563	(4.6)%	$259,863	$261,050	(0.5)%

Note: Same Store, Same Capital properties represent those properties placed into service on or before January 1, 2014 and have less than 10% of additional critical load developed after January 1, 2014. Excludes SC1, ACC7 and CH2.

(1) See next page for a reconciliation of Net Operating Income and Cash Net Operating Income to GAAP measures.

Same Store Analysis - Reconciliations of Operating Income
to Net Operating Income and Cash Net Operating Income (1)
($ in thousands)

Reconciliation of Operating Income to Same Store Net Operating Income and Cash Net Operating Income

	Three Months Ended			Year Ended
	31-Dec-15	31-Dec-14	30-Sep-15	31-Dec-15	31-Dec-14
Operating (loss) income	$(79,523)	$39,579	$42,978	$39,575	$162,875

Add-back: non-same store operating loss	4,512	7,707	4,464	23,482	22,396

Same Store:
Operating (loss) income	(75,011)	47,286	47,442	63,057	185,271

Depreciation and amortization	24,414	24,067	24,692	98,169	94,565
Impairment on investment in real estate	119,267	—	—	119,267	—

Net operating income	68,670	71,353	72,134	280,493	279,836

Straight-line revenues, net of reserve	3,612	2,594	4,394	15,837	7,127
Amortization of lease contracts above and below market value	(116)	(598)	(585)	(879)	(2,393)

Cash net operating income	$72,166	$73,349	$75,943	$295,451	$284,570

Reconciliation of Operating Income to Same Store, Same Capital Net Operating Income and Cash Net Operating Income

	Three Months Ended			Year Ended
	31-Dec-15	31-Dec-14	30-Sep-15	31-Dec-15	31-Dec-14
Operating (loss) income	$(79,523)	$39,579	$42,978	$39,575	$162,875

Add-back: non-same store operating (income) loss	(1,564)	3,118	(2,110)	885	7,200

Same Store:
Operating (loss) income	(81,087)	42,697	40,868	40,460	170,075

Depreciation and amortization	20,625	21,239	20,951	84,409	84,892
Impairment on investment in real estate	119,267	—	—	119,267	—

Net operating income	58,805	63,936	61,819	244,136	254,967

Straight-line revenues, net of reserve	3,883	3,270	4,329	16,606	8,476
Amortization of lease contracts above and below market value	(116)	(598)	(585)	(879)	(2,393)

Cash net operating income	$62,572	$66,608	$65,563	$259,863	$261,050
(1) Net Operating Income ("NOI") represents total revenues less property operating costs, real estate taxes and insurance, and other expenses (each as reflected in the consolidated statements of operations) for the properties included in the analysis. Cash Net Operating Income ("Cash NOI") is NOI less straight-line revenues, net of reserve and amortization of lease contracts above and below market value for the properties included in the analysis.
We use NOI and Cash NOI as supplemental performance measures because, in excluding depreciation and amortization, impairment charges on depreciable real estate assets and gains and losses from property dispositions, each provides a performance measure that, when compared period over period, captures trends in occupancy rates, rental rates and operating expenses. However, because NOI and Cash NOI exclude depreciation and amortization, impairment charges on depreciable real estate assets and gains and losses from property dispositions, and capture neither the changes in the value of our properties that result from use or market conditions nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effects and could materially impact our results from operations, the utility of NOI and Cash NOI as a measure of our performance is limited.
Other REITs may not calculate NOI and Cash NOI in the same manner we do and, accordingly, our NOI and Cash NOI may not be comparable to the NOI and Cash NOI of other REITs. NOI and Cash NOI should not be considered as an alternative to operating income (as computed in accordance with GAAP).

Development Projects
As of December 31, 2015
($ in thousands)

Property	Property Location	Gross Building Area (1)	CRSF (2)	Critical Load MW (3)	Estimated Total Cost (4)	Construction in Progress & Land Held for Development (5)	CRSF % Pre- leased	Critical Load % Pre- leased

Current Development Projects
ACC7 Phase III	Ashburn, VA	126,000	68,000	11.9	$100,000 - $104,000	$84,622	—%	—%
CH2 Phase II	Elk Grove Village, IL	74,000	35,000	5.7	60,000 - 64,000	53,880	25%	25%
CH2 Phase III	Elk Grove Village, IL	168,000	80,000	12.5	140,000 - 144,000	88,336	—%	—%
		368,000	183,000	30.1	300,000 - 312,000	226,838

Future Development Projects/Phases
ACC7 Phase IV	Ashburn, VA	96,000	52,000	7.9	35,993	35,993
NJ1 Phase II (6)	Piscataway, NJ	180,000	88,000	18.2	18,273	18,273
		276,000	140,000	26.1	54,266	54,266
Land Held for Development
ACC8	Ashburn, VA	100,000	50,000	10.4		4,243
CH3 (7)	Elk Grove Village, IL	214,000	119,000	22.0		8,320
SC2 (8)	Santa Clara, CA	150,000	69,000	16.0		7,272
		464,000	238,000	48.4		19,835
Total		1,108,000	561,000	104.6		$300,939

(1)
Gross building area is the entire building area, including CRSF (the portion of gross building area where our customers’ computer servers are located), common areas, areas controlled by us (such as the mechanical, telecommunications and utility rooms) and, in some facilities, individual office and storage space leased on an as available basis to our customers. The respective amounts listed for each of the “Land Held for Development” sites are estimates.

(2)	CRSF is that portion of gross building area where customers locate their computer servers. The respective amounts listed for each of the “Land Held for Development” sites are estimates.

(3)
Critical load (also referred to as IT load or load used by customers’ servers or related equipment) is the power available for exclusive use by customers expressed in terms of MW or kW (1 MW is equal to 1,000 kW). The respective amounts listed for each of the “Land Held for Development” sites are estimates.

(4)
Current development projects include land, capitalization for construction and development and capitalized interest and operating carrying costs, as applicable, upon completion. Future development projects/phases include land, shell and underground work through the opening of the phase(s) that are either under current development or in service.

(5)
Amount capitalized as of December 31, 2015. Future development projects/phases include land, shell and underground work through the opening of the phase(s) that are either under current development or in service.

(6)	NJ1 is being marketed for sale. Accordingly, we do not believe that we will develop the second phase of this data center prior to the sale.

(7)	Amounts listed for gross building area, CRSF and critical load are current estimates.

(8)
Amounts listed for gross building area, CRSF and critical load are current estimates. We are currently evaluating the best use for this land. Options include a stand-alone data center, an additional phase of SC1 or a powered base shell.

Leasing
We derive substantially all of our revenue from rents received from customers under existing leases at each of our operating properties. Because we believe that critical load is the primary factor used by customers in evaluating data center requirements, rents are based primarily on the amount of power that is made available to customers, rather than the amount of space that they occupy. During 2015, we executed 19 leases representing a total of 46.83 MW of critical load and 269,973 CRSF of space with a weighted average lease term of 6.6 years. These leases are expected to generate approximately $56.7 million of annualized GAAP base rent revenue, which is equivalent to a GAAP rate of $101 per kW per month. The leases that we executed in 2015 are as follows:

•	Seven leases at ACC7 Phases I and II comprising 18.40 MW of critical load and 102,279 CRSF.

•	One lease at ACC2 comprising 10.40 MW of critical load and 53,397 CRSF.

•	Three leases at CH2 Phases I and II comprising 8.85 MW of critical load and 53,519 CRSF.

•	One lease at SC1 Phase IIB comprising 3.41 MW of critical load and 15,853 CRSF.

•	Four leases at ACC5 comprising 1.97 MW of critical load and 8,003 CRSF.

•	One lease at ACC4 comprising 1.35 MW of critical load and 10,800 CRSF.

•	One lease at VA3 comprising 1.30 MW of critical load and 15,122 CRSF.

•	One lease at NJ1 comprising 1.15 MW of critical load and 11,000 CRSF.
In 2015, we also extended the terms of seven leases for a weighted average of 3.0 years totaling 12.24 MW of critical load and 69,081 CRSF. The average GAAP base rent rate related to these extensions was $110 per kW per month. The lease terms that we extended in 2015 are as follows:

•	Three extensions were at ACC4 totaling 4.55 MW of critical load and 21,600 CRSF.

•	Two extensions were at ACC6 totaling 4.33 MW of critical load and 22,000 CRSF.

•	One extension was at ACC7 Phase I totaling 1.49 MW of critical load and 8,461 CRSF.

•	One extension was at VA3 totaling 1.30 MW of critical load and 14,320 CRSF.

•	One extension was at ACC5 totaling 0.57 MW of critical load and 2,700 CRSF.
We generally lease space and power to our customers using a “triple net” lease structure, under which our customers occupy all or a percentage of each of our data centers and, in addition to a monthly base rent fee, are obligated to reimburse us for the cost of property-level operating expenses. We also have begun to market space and power to customers under a “full service” lease structure, under which both the monthly base rent and a fee for the property-level operating expenses are fixed, at rates which we believe will cover these operating expenses and will provide us with an adequate return on our investment. Under all of our leases, customers reimburse us for the cost of the power they use to operate their computer servers and the power that is used to cool their space. We believe that these lease structures, together with the economies of scale resulting from the size of our data centers, results in our customers paying less for power and operating expenses over time than they would in a comparable colocation setting, where power costs often are included in the license fee paid to the provider. Most of our leases provide for annual rent increases, and, as of January 1, 2016, our weighted average remaining lease term was approximately 5.4 years.

Available Data Center Inventory and Current Development Projects
As of February 4, 2016, our operating portfolio was 98% leased and commenced as measured by CRSF and 96% leased and commenced as measured by critical load. The opportunity for revenue growth in the near term primarily depends on our ability to lease the 4% remaining vacant space in our operating portfolio and the space under development. Excluding NJ1, which is being marketed for sale, we have less than 2 MW of available critical load in our operating properties.
As of January 1, 2016, our operating property portfolio of commenced leases had 37 data center customers with 120 different lease expiration dates. As of January 1, 2016, our two largest customers - Microsoft and Facebook - accounted for 44.2% of our annualized base rent. As of January 1, 2016, we had commenced seven leases with Microsoft, with expiration dates ranging from December 31, 2017 to March 31, 2031 and options by Microsoft to renew three of the leases for five years and one lease from one to five years. Microsoft has early termination options for one of its leases which gives them a right to make a termination payment and terminate this lease on either March 31, 2021 or March 31, 2026. As of January 1, 2016, we had commenced four leases with Facebook, with expiration dates ranging from June 30, 2018 to February 28, 2023 and an option by Facebook to renew the term of the lease of any computer room by a duration of between 6 months and 5 years. Facebook has the right to decrease the term of the lease of each of nine of its existing computer rooms in ACC5, each with 2.28 MW of available critical load, provided the aggregate reduction in lease term does not exceed 67 months, or an average of approximately seven months per computer room.
We have three data center facilities currently under development, as follows:

•	ACC7 Phase III - 11.9 MW of available critical load, with completion expected in the second quarter of 2016;

•	CH2 Phase II - 5.7 MW of available critical load of which 25% is pre-leased, with completion expected in the second quarter of 2016; and
•CH2 Phase III - 12.5 MW of available critical load, with completion expected in the third quarter of 2015.

Market Conditions

Changes in the conditions of any of the markets in which our operating properties are located, including the economic conditions of a market, the financial condition of customers that procure data center space in a market, and the supply of available data center space in a market, will impact the overall performance of our current and future operating properties and our ability to fully lease our properties. The ability of our customers to fulfill their lease commitments could be impacted by future economic or regional downturns in the markets in which we operate or downturns in the industries in which our customers operate.
We take into account various factors when negotiating the terms of our leases, which can vary among leases, including the following factors: the customer’s strategic importance, growth prospects and credit quality, the length of the lease term, the amount of power leased and competitive market conditions. In determining credit quality, if a prospective customer is a publicly held entity, we evaluate its publicly filed financial statements. If a prospective customer is a privately held entity, we request audited financial statements from the customer if they exist, and unaudited financial statements if audited financial statements do not exist. We also consider any relevant news, market or industry data related to a prospective or existing customer. Furthermore, we also evaluate an existing customer's payment history with us.
In each of our stabilized properties, we have been able to lease space and power at rates that provide a favorable return on our investment in these facilities. There appears to be pricing pressure in some of the markets in which we compete, including lower rates and increased concessions. It is unclear to what extent this will adversely impact the rental rates, and, in turn, the rates of return of our investment, that we can obtain as we pursue leasing available space and power. In particular, given that the weighted average remaining lease term for commenced leases was approximately 5.4 years as of January 1, 2016, it is difficult to predict the market conditions that will exist when our lease portfolio expires. If the current market conditions were to continue through the terms of these leases, the rental rates of a number of leases in our portfolio could be impacted adversely if the existing customers were to either vacate the space or renegotiate the rental rate as a condition to their renewal of the lease. We believe that the base rents of our portfolio of operating properties in the aggregate exceed base rents that currently exist in our relevant markets by approximately 9%, on average. Because the terms of the leases in our portfolio expire over long periods of time, we cannot predict how the applicable base rents will compare to the market rates at the time that the terms of our leases expire. If we are unable to lease vacant space with rents equal to or above historic rates, the returns on our investments we have achieved to date at the properties recently placed into service would be impacted negatively.
For the seven lease extensions executed in 2015 totaling 12.24 MW of critical load and 69,081 CRSF, described above, GAAP base rent is 4.5% higher than GAAP base rent prior to the renewal, in the aggregate, on a straight-line basis. Cash base rent for these seven extensions will increase 5.4%, in the aggregate, at the time the extension rates take effect compared to cash base rents in place at the end of the original lease terms.
In September 2015, the term of Yahoo!’s lease of our ACC2 data center facility expired, and Yahoo! did not elect to renew this lease. We re-leased this space to an existing wholesale customer, and this lease commenced in January 2016. Compared to the lease rates in effect at the expiration of Yahoo!’s lease, cash base rents for the new lease will be 41.4% lower and GAAP base rents will be 12.6% lower. Total rents including operating expense recovery will be 31.4% lower for cash and 9.6% lower for GAAP. We believe that this magnitude of decline is specific to the ACC2 data center facility and will not be applicable to the remaining portfolio. ACC2 is the Company’s smallest data center facility and, primarily for that reason, has the highest cost of operations and cooling. Although base rent had to be decreased to make ACC2 market-competitive, the total cost of occupancy - the total of base rent, operating and cooling costs - of ACC2 under this new lease is comparable to the total cost of occupancy of our newer facilities.
On February 23, 2015, Net Data Centers ("Net") filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District of California, Los Angeles Division (the “Court”), Case No. 2:15-bk-12690-BB. At that time, Net leased and occupied space at our ACC4, ACC5, VA3 and NJ1 data center facilities. Specifically, Net leased 6.26 MW and 38,852 CRSF in the aggregate from us. Net rejected these leases as of July 1, 2015, with Net remaining in possession pursuant to a revenue sharing arrangement with us. In 2015, Net paid us $3.8 million under this revenue sharing agreement. This agreement was terminated upon the sale of Net's east coast business.
On October 20, 2015, Anexio Data Centers (“Anexio”) purchased Net's east coast business for $4.5 million in cash and other consideration. The operations of this business are located in four of our data center facilities: ACC4 and ACC5 in Ashburn, Virginia; VA3 in Reston, Virginia and NJ1 in Piscataway, New Jersey. In connection with this purchase, Anexio has entered into new leases with us at each of these locations totaling 4.13 MW of critical load and 38,852 CRSF in the aggregate. These leases commenced on October 20, 2015 and run through December 31, 2023, and resulted in our having an additional 2.13 MW of critical load available for lease, which was comprised of 0.93 MW in ACC4, 0.07 MW in ACC5 and 1.13 MW in NJ1. The rent of the new leases compared to the rejected Net leases results in a 33.9% reduction in cash base rent and an 18.1%

reduction in GAAP base rent. In the fourth quarter of 2015, we were able to lease the 0.07 MW of critical load available at ACC5 to another ACC5 customer. There can be no assurance that we will be able to lease the critical load available at ACC4 and NJ1 that became available as a result of this transaction.
Our taxable REIT subsidiary, DF Technical Services, LLC (the “TRS”) generates revenue by providing certain technical services to our customers on a non-recurring contract or purchase-order basis, which we refer to as “a la carte” services. Such services include the installation of circuits, racks, breakers and other customer requested items. The TRS will generally charge customers for these services on a cost-plus basis. Because the degree of utilization of the TRS for these services varies from period to period depending on the needs of the customers for these services, we have limited ability to forecast future revenue from this source. Moreover, as a taxable corporation, the TRS is subject to federal, state and local corporate taxes and is not required to distribute its income, if any, to the Company for purposes of making additional distributions to DFT’s stockholders. Because demand for its services is unpredictable, we anticipate that the TRS may retain a significant amount of its cash to fund future operations, and, therefore, we do not expect to receive distributions from the TRS on a regular basis.

Results of Operations
This Annual Report on Form 10-K contains stand-alone audited financial statements and other financial data for each of DFT and the Operating Partnership. DFT is the sole general partner of the Operating Partnership and, as of December 31, 2015, owned 81.4% of the common economic interest in the Operating Partnership, of which approximately 1.0% is held as general partnership units. All of our operations are conducted by the Operating Partnership, which is consolidated by DFT, and therefore the following information is the same for DFT and the Operating Partnership, except that net income attributable to redeemable noncontrolling interests is not a line item in the Operating Partnership’s consolidated statement of operations.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Operating Revenues. Operating revenues for the year ended December 31, 2015 were $452.4 million. This includes base rent of $298.6 million, which includes a property management fee on many of our leases, customer recoveries of $139.5 million and other revenues of $14.3 million, partially from a la carte projects performed for our customers by our TRS. This compares to revenues of $417.6 million for the year ended December 31, 2014. The increase of $34.8 million, or 8.3%, was primarily due to new leases commencing at ACC5, ACC7 Phases I and II, SC1 Phase IIB and CH2 Phase I and increased revenues from a la carte projects, partially offset by reduced revenue from a former customer who declared bankruptcy and the vacancy of ACC2 in the fourth quarter of 2015.
Operating Expenses. Operating expenses for the year ended December 31, 2015 were $412.8 million, compared to $254.7 million for the year ended December 31, 2014. The increase of $158.1 million, or 62.1%, included an impairment charge of $122.5 million resulting from our decision to market NJ1 for sale. Excluding the impairment charge, the increase in operating expenses was $35.6 million, or 14.0%, primarily due to the following: $12.7 million of increased operating costs primarily resulting from a full year of operations at ACC7 Phase I which opened in September 2014, SC1 Phase IIB opening in May 2015, CH2 Phase I opening in July 2015 and ACC7 Phase II opening in December 2015; increased real estate taxes and insurance of $7.1 million related to the data center openings noted above and increases in real estate taxes at SC1 and VA4; a $7.3 million increase in depreciation and amortization from the data center openings noted above; a $7.6 million increase in other expenses due to the increased a la carte projects, noted above; $6.1 million in severance costs and charges related to the acceleration of equity awards primarily related to the departure of our former chief executive officer in February 2015; and a $0.9 million increase in general and administrative expense primarily due to increases in payroll and professional expenses.
Interest Expense. Interest expense, including amortization of deferred financing costs, for the year ended December 31, 2015 was $43.7 million compared to interest expense of $36.7 million for the year ended December 31, 2014. Total interest incurred for the year ended December 31, 2015 was $56.0 million, of which $12.3 million was capitalized, as compared to $46.9 million for 2014, of which $10.2 million was capitalized. The increase in total interest incurred period over period was primarily due to higher debt outstanding to finance our development projects and an increase in our average interest rate, which resulted from the issuance of $250 million of our 5.625% senior unsecured notes due 2023 (the "Unsecured Notes due 2023") in June 2015. The increase in capitalized interest was due to having higher cumulative development costs paid for our development projects in 2015 compared to 2014.
Loss on Early Extinguishment of Debt. For the year ended December 31, 2014, we incurred a loss of $1.7 million comprised of the write-off of $0.3 million of loan fees related to the refinancing of our unsecured revolving credit facility (the "Unsecured Credit Facility") in May 2014 and a loss of $1.4 million due to the refinancing of our unsecured term loan (the "Unsecured Term Loan") in July 2014 that was treated as a partial extinguishment in accordance with GAAP.
Net Loss (Income) Attributable to Redeemable Noncontrolling interests – Operating Partnership (DFT only). Net loss attributable to redeemable noncontrolling interests – operating partnership for the year ended December 31, 2015 was $6.0 million as compared to $18.7 million of net income for the year ended December 31, 2014. The $24.7 million decrease was primarily due to the impairment charge of $122.5 million described above.
Net (Loss) Income Attributable to Common Shares. Net loss attributable to common shares for the year ended December 31, 2015 was $25.3 million as compared to $78.7 million of net income for the year ended December 31, 2014. The $104.0 million decrease was primarily due the impairment charge of $122.5 million noted above, partially offset by increased operating income from the lease-up of our data centers.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Operating Revenues. Operating revenues for the year ended December 31, 2014 were $417.6 million. This includes base rent of $285.7 million which includes a property management fee on many of our leases, customer recoveries of $124.9 million and other revenues of $7.0 million, partially from a la carte projects performed for our customers by our TRS. This compares to revenues of $375.1 million for the year ended December 31, 2013. The increase of $42.5 million, or 11.3%, was primarily due to new leases commencing at ACC6 Phase II, ACC7 Phase I, SC1 Phase I, SC1 Phase IIA, NJ1 Phase I and VA3 and increased power revenues at ACC6 Phase II, SC1 Phase I, CH1 Phase II and NJ1 Phase I.
Operating Expenses. Operating expenses for the year ended December 31, 2014 were $254.7 million, compared to $230.9 million for the year ended December 31, 2013. The increase of $23.8 million, or 10.3%, was primarily due to the following: $13.6 million of increased operating costs, real estate taxes and insurance resulting from SC1 Phase IIB opening in June 2014 and ACC7 Phase I opening in August 2014; increased power costs at ACC6 Phase II, SC1 Phase I, CH1 Phase II and NJ1 Phase I; a $3.7 million increase in depreciation and amortization from the opening of SC1 Phase IIB and ACC7 Phase I; a $5.6 million increase in other expenses; and a $0.9 million increase in general and administrative expense primarily due to increases in payroll and professional expenses.
The $5.6 million increase in other expenses was primarily due to an increase in our receivables reserve of $3.9 million, an increase in the write-off of deal costs of $0.8 million and an increase in a la carte project expense in conjunction with an increase in a la carte project revenues. The receivables reserve was increased for Net. We increased the provision for bad debts by $2.4 million due to the uncertainty surrounding Net's ability to repay its note receivable at maturity. We also reserved $1.5 million of Net 's deferred rent balance due to the uncertainty surrounding Net's ability to pay its contractual rent obligations.
Interest Expense. Interest expense, including amortization of deferred financing costs, for the year ended December 31, 2014 was $36.7 million compared to interest expense of $49.8 million for the year ended December 31, 2013. Total interest incurred for the year ended December 31, 2014 was $46.9 million, of which $10.2 million was capitalized, as compared to $53.8 million for 2013, of which $4.0 million was capitalized. The decrease in total interest incurred period over period was primarily due to lower interest rates from the refinancing of a term loan in March 2013, the senior unsecured notes due 2017 (the "Unsecured Notes due 2017") in September 2013 and the Unsecured Credit Facility in May 2014. Interest capitalized increased period over period as we had higher cumulative development costs paid for our development projects in 2014 compared to 2013.
Loss on Early Extinguishment of Debt. For the year ended December 31, 2014 we incurred a loss of $1.7 million comprised of the write-off of $0.3 million of loan fees related to the refinancing of our Unsecured Credit Facility in May 2014 and a loss of $1.4 million due to the refinancing of our Unsecured Term Loan in July 2014 that was treated as a partial extinguishment in accordance with GAAP. In 2013, we extinguished the $550.0 million Unsecured Notes due 2017 under a tender offer in the third quarter of 2013 and a call in the fourth quarter of 2013, which resulted in a loss of $39.3 million. The loss consists of $32.6 million of cash expended for the tender and call premiums and fees and the non-cash write-off of $6.7 million of unamortized deferred financing costs. We also extinguished a term loan in the first quarter of 2013, which resulted in a loss of $1.7 million which was made up entirely of a non-cash write-off of unamortized deferred financing costs.
Net Income Attributable to Redeemable Noncontrolling interests – Operating Partnership (DFT only). Net income attributable to redeemable noncontrolling interests – operating partnership for the year ended December 31, 2014 was $18.7 million as compared to $5.2 million for the year ended December 31, 2013. The increase of $13.5 million was primarily due to the Operating Partnership receiving its allocation of higher net income partially offset by a decrease in ownership of redeemable noncontrolling interests – operating partnership due to OP unitholders redeeming 3.3 million OP units in exchange for an equal number of shares of DFT’s common stock during the period from January 1, 2013 through December 31, 2014.
Net Income Attributable to Common Shares. Net income attributable to common shares for the year ended December 31, 2014 was $78.7 million as compared to $21.1 million for the year ended December 31, 2013. The increase of $57.6 million was primarily due to the controlling interests' share of the loss on early extinguishment of debt of $41.0 million in 2013, higher operating revenues and a decrease in ownership of redeemable noncontrolling interests – operating partnership due to redemptions of OP units by OP unitholders.
Liquidity and Capital Resources
Discussion of Cash Flows
The discussion of cash flows below is for both DFT and the Operating Partnership. The only difference between the cash flows of DFT and the Operating Partnership for the year ended December 31, 2015 and 2014 was a $4.2 million bank account at DFT that is not part of the Operating Partnership.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Net cash provided by operating activities increased by $10.5 million, or 4.3%, to $255.0 million for the year ended December 31, 2015, as compared to $244.5 million in 2014. The increase is primarily due to higher cash rents received from customers and decreases in prepaid expenses and other assets partially offset by less of an increase in prepaid rent and other liabilities and an increase in rents and other receivables.
Net cash used in investing activities decreased by $35.6 million, or 12.8%, to $241.7 million for the year ended December 31, 2015 compared to $277.3 million in 2014. The majority of cash used in investing activities in each period was expenditures for projects under development. Development costs paid during 2015 were $48.0 million lower than development costs paid during 2014, because projects under development in 2015 consisted of the second or third phases of a data center facility, which are less capital intensive than the first phase of the facility, where the entire shell of the facility is constructed. This decrease was partially offset by an $8.6 million purchase of land in Elk Grove Village, Illinois in 2015 compared to no land purchases in 2014, a $1.9 million increase in capitalized interest and a $1.5 million increase in improvements to real estate for the year ended December 31, 2015 as compared to 2014.
Net cash used in financing activities was $11.7 million for the year ended December 31, 2015 compared to net cash provided by financing activities of $23.6 million in 2014. Cash used in financing activities for the year ended December 31, 2015 primarily consisted of $163.3 million paid for dividends and distributions, $60.0 million of net repayments made on our Unsecured Credit Facility, $31.9 million for the repurchase of common shares and the payment of $4.7 million of financing costs related to the issuance of the Unsecured Notes due 2023 and an increase in the size of our Unsecured Credit Facility, partially offset by $248.0 million of proceeds from the Unsecured Notes due 2023. Cash provided by financing activities for the year ended December 31, 2014 consisted of $96.0 million of proceeds from the final draw of the Unsecured Term Loan, $60.0 million of borrowings from the Unsecured Credit Facility and $4.4 million of proceeds received from stock option exercises. This was partially offset by $132.9 million paid for dividends and distributions and the payment of $3.8 million of financing costs related to the amendments of the Unsecured Credit Facility, a term loan secured by our ACC3 data center facility (the "ACC3 Term Loan") and the Unsecured Term Loan.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Net cash provided by operating activities increased by $50.7 million, or 26.2%, to $244.5 million for the year ended December 31, 2014, as compared to $193.8 million in 2013. The increase is primarily due to higher cash rents received from customers and increases in prepaid rents and other liabilities partially offset by increased prepaid expenses and other assets.
Net cash used in investing activities increased by $124.2 million, or 81.1%, to $277.3 million for the year ended December 31, 2014 compared to $153.1 million in 2013. The majority of cash used in investing activities in each period was expenditures for projects under development. During the year ended December 31, 2014, we had four projects under development, while we only had two projects under development during 2013. Development costs paid during 2014 were $136.0 million higher than for 2013, which resulted in increased capitalized interest of $5.9 million in 2014 as compared to 2013. These increases were partially offset by a $14.2 million purchase of land in Elk Grove Village, Illinois in 2013 compared to no land purchases in 2014 and a $3.8 million decrease in improvements to real estate for the year ended December 31, 2014 as compared to 2013.
Net cash provided by financing activities was $23.6 million for the year ended December 31, 2014 compared to net cash used in financing activities of $25.5 million in 2013. Cash provided by financing activities for the year ended December 31, 2014 consisted of $96.0 million of proceeds from the final draw of the Unsecured Term Loan, $60.0 million of borrowings from the Unsecured Credit Facility and $4.4 million of proceeds received from stock option exercises, net. This was partially offset by $132.9 million paid for dividends and distributions and the payment of $3.8 million of financing costs related to the amendments of the Unsecured Credit Facility, the ACC3 Term Loan and the Unsecured Term Loan. Cash used by financing activities for the year ended December 31, 2013 consisted of the repayment of the $550.0 million Unsecured Notes due 2017, repayment of a term loan of $138.3 million, $37.8 million paid for common stock repurchases, $100.1 million paid for dividends and distributions, $32.5 million paid for the early extinguishment of the Unsecured Notes due 2017, $18.0 million of net repayments under the Unsecured Credit Facility, $18.2 million in financing costs related to the 5.875% senior unsecured notes due 2021 (the "Unsecured Notes due 2021"), the Unsecured Term Loan, the ACC3 Term Loan and the amendments of the Unsecured Credit Facility and $1.3 million of scheduled principal payments on a term loan, partially offset by $600.0 million of proceeds from the closing of the Unsecured Notes due 2021, $154.0 million of proceeds from the Unsecured Term Loan and $115.0 million from closing the ACC3 Term Loan.

Market Capitalization

The following table sets forth our total market capitalization as of December 31, 2015:

Capital Structure as of December 31, 2015
(in thousands except per share data)

Line of Credit				$—
Mortgage Notes Payable				115,000
Unsecured Term Loan				250,000
Unsecured Notes				850,000
Total Debt				1,215,000	29.3%
Common Shares	81%	66,106
Operating Partnership (“OP”) Units	19%	15,073
Total Shares and Units	100%	81,179
Common Share Price at December 31, 2015		$31.79
Common Share and OP Unit Capitalization			$2,580,680
Preferred Stock ($25 per share liquidation preference)			351,250
Total Equity				2,931,930	70.7%
Total Market Capitalization				$4,146,930	100.0%
Capital Resources
The development and construction of wholesale data centers is capital intensive. Such development not only requires us to make substantial capital investments, but also increases our operating expenses, which impacts our cash flows from operations negatively until leases are executed and we begin to collect cash rents from these leases. In addition, because DFT has elected to be taxed as a REIT for federal income tax purposes, DFT is required to distribute at least 90% of “REIT taxable income,” excluding any net capital gain, to its stockholders annually.
In 2016, we expect to meet our liquidity needs from cash provided by operating activities, proceeds from the sale of our NJ1 data center facility, if it closes in 2016, and from external sources. We believe that we will have sufficient funds available from external sources even if the sale of NJ1 is not completed in 2016. We fund a portion of the cost of data center development from additional capital because cash provided by operating activities is not sufficient to fund our development costs. For future developments, we expect to have funds available under our Unsecured Credit Facility. We plan to fund development costs, at least temporarily, by drawing funds from this facility until we obtained permanent capital financing, which we expect to obtain through unsecured and secured borrowings, construction financings and the issuance of additional preferred and/or common equity, when market conditions permit. In determining the source of capital to meet our long-term liquidity needs, we will evaluate our level of indebtedness and covenants, in particular with respect to the covenants under our unsecured notes and unsecured line of credit, our expected cash flow from operations, the state of the capital markets, interest rates and other terms for borrowing, and the relative timing considerations and costs of borrowing or issuing equity securities.
In March 2013, we entered into our $115 million ACC3 Term Loan. We used the proceeds from this loan, as well as cash on hand, to repay a $138.3 million term loan which was scheduled to mature in 2014.
In September 2013, we entered into our $195 million Unsecured Term Loan. In October 2013, we exercised the accordion feature that increased the Unsecured Term Loan by $55 million to $250 million. The Unsecured Term Loan included a delayed draw feature, of which we drew $154.0 million in 2013. We drew the remaining balance of $96.0 million in January 2014.
In September 2013, the Operating Partnership issued $600 million of our Unsecured Notes due 2021. A portion of the proceeds from this offering were used to fund a tender offer to purchase the $550 million senior notes due 2017. Noteholders tendered $418.1 million of the $550 million outstanding and we settled this tender on September 24, 2013 for $443.4 million which included a premium of $25.3 million. On October 24, 2013 we redeemed the remaining senior notes due 2017 for $139.0 million, which included a premium of $7.1 million.
In June 2015, the Operating Partnership issued $250 million of our Unsecured Notes due 2023 at 99.205% of par and bearing an interest rate of 5.625%. A portion of the proceeds from this offering were used to pay down the Unsecured Credit Facility and the remaining funds were used for the development of data centers.
In July 2015, we amended our Unsecured Credit Facility to increase the total commitment from $560 million to $700 million.
DFT's ability to pay dividends to its stockholders is dependent on the receipt of distributions from the Operating Partnership, which in turn is dependent on the data center properties generating operating income. The indentures that govern our Unsecured Notes due 2021 and Unsecured Notes due 2023 limit DFT’s ability to pay dividends, but allow DFT to pay the minimum necessary to meet its REIT income distribution requirements.
A summary of our total debt as of December 31, 2015 and December 31, 2014 is as follows:
Debt Summary as of December 31, 2015 and December 31, 2014
($ in thousands)

	December 31, 2015				December 31, 2014
	Amounts (1)	% of Total	Rates	Maturities (years)	Amounts (1)
Secured	$115,000	9%	2.0%	2.2	$115,000
Unsecured	1,100,000	91%	4.9%	5.6	910,000
Total	$1,215,000	100%	4.6%	5.3	$1,025,000
Fixed Rate Debt:
Unsecured Notes due 2021	$600,000	49%	5.9%	5.7	$600,000
Unsecured Notes due 2023 (2)	250,000	21%	5.6%	7.5	—
Fixed Rate Debt	$850,000	70%	5.8%	6.2	$600,000
Floating Rate Debt:
Unsecured Credit Facility	—	—%	—%	2.4	60,000
Unsecured Term Loan	250,000	21%	1.7%	3.6	250,000
ACC3 Term Loan	115,000	9%	2.0%	2.2	115,000
Floating Rate Debt	365,000	30%	1.8%	3.1	425,000
Total	$1,215,000	100%	4.6%	5.3	$1,025,000

(1)	Principal amounts exclude deferred financing costs.
(2) Principal amount shown excludes original issue discount of $1.9 million.
As of December 31, 2015, we have retrospectively adjusted the presentation of deferred financing costs on the consolidated balance sheets for all prior periods, as required by the new debt issuance cost guidance issued in April 2015 (see Note 2). The guidance requires debt issuance costs to be presented as a direct deduction from the related debt liability rather than as an asset, except for costs associated with line of credit arrangements. Presented below is a reconciliation of principal debt amounts outstanding to their respective amounts presented on our consolidated balance sheet as of December 31, 2015 (in thousands):

	December 31, 2015
	Principal Balance	Less: Original Issue Discount, net	Less: Deferred Financing Costs	Balance Sheet Amount
Unsecured Credit Facility	$—	$—	N/A	$—
ACC3 Term Loan	115,000	—	(925)	114,075
Unsecured Term Loan	250,000	—	(828)	249,172
Unsecured Notes due 2021	600,000	—	(9,565)	590,435
Unsecured Notes due 2023	250,000	(1,876)	(3,596)	244,528
Total	$1,215,000	$(1,876)	$(14,914)	$1,198,210

Outstanding Indebtedness
Unsecured Credit Facility
Our Unsecured Credit Facility is an unsecured revolving credit facility with a total commitment of $700 million, which was increased from $560 million in July 2015. The Unsecured Credit Facility matures on May 13, 2018 and includes a one-year extension option, subject to the payment of an extension fee equal to 15 basis points on the total commitment in effect on such initial maturity date and certain other customary conditions. At our option, we may increase the total commitment under the facility to $800 million, if one or more lenders commit to being a lender for the additional amount and certain other customary conditions are met. We may also prepay the facility at any time, in whole or in part, without penalty or premium.
We may elect to have borrowings under the facility bear interest at either LIBOR or a base rate, which is based on the lender's prime rate, in each case plus an applicable margin. Prior to our receiving an investment grade credit rating, the applicable margin added to LIBOR and the base rate is based on the table below.

		Applicable Margin
Pricing Level	Ratio of Total Indebtedness to Gross Asset Value	LIBOR Rate Loans	Base Rate Loans
Level 1	Less than or equal to 35%	1.55%	0.55%
Level 2	Greater than 35% but less than or equal to 40%	1.65%	0.65%
Level 3	Greater than 40% but less than or equal to 45%	1.80%	0.80%
Level 4	Greater than 45% but less than or equal to 52.5%	1.95%	0.95%
Level 5	Greater than 52.5%	2.15%	1.15%
The applicable margin is currently set at pricing level 1. The terms of the facility provide for the adjustment of the applicable margin from time to time according to the ratio of the Operating Partnership’s total indebtedness to gross asset value in effect from time to time.
In the event we receive an investment grade credit rating, borrowings under the facility will bear interest based on the table below.

		Applicable Margin
Credit Rating Level	Credit Rating	LIBOR Rate Loans	Base Rate Loans
Level 1	Greater than or equal to A- by S&P or A3 by Moody’s	0.875%	0.00%
Level 2	Greater than or equal to BBB+ by S&P or Baa1 by Moody’s	0.925%	0.00%
Level 3	Greater than or equal to BBB by S&P or Baa2 by Moody’s	1.05%	0.05%
Level 4	Greater than or equal to BBB- by S&P or Baa3 by Moody’s	1.30%	0.30%
Level 5	Less than BBB- by S&P or Baa3 by Moody’s	1.70%	0.70%
Following the receipt of such investment grade rating, the terms of the facility provide for the adjustment of the applicable margin from time to time according to the rating then in effect.
The facility is unconditionally guaranteed, jointly and severally, on a senior unsecured basis by DFT and all of the Operating Partnership’s subsidiaries that currently guaranty the obligations under the Unsecured Notes due 2021, listed below.
The amount available for borrowings under the facility is determined according to a calculation comparing the value of certain unencumbered properties designated by the Operating Partnership at such time relative to the amount of the Operating Partnership's unsecured debt. Up to $35 million of the borrowings under the facility may be used for letters of credit.
As of December 31, 2015, a letter of credit of less than $0.1 million was outstanding under the facility. As of December 31, 2015, there were no borrowings outstanding under this facility. As of February 19, 2016, $40.0 million of borrowings were outstanding under this facility.
The facility requires that DFT, the Operating Partnership and their subsidiaries comply with various covenants, including with respect to restrictions on liens, incurring indebtedness, making investments, effecting mergers and/or asset sales, and certain limits on dividend payments, distributions and purchases of DFT's stock. In addition, the facility imposes financial maintenance covenants relating to, among other things, the following matters:

•	unsecured debt not exceeding 60% of the value of unencumbered assets;

•	net operating income generated from unencumbered properties divided by the amount of unsecured debt being not less than 12.5%;

•	total indebtedness not exceeding 60% of gross asset value;

•	fixed charge coverage ratio being not less than 1.70 to 1.00; and

•
tangible net worth being not less than $1.3 billion plus 80% of the sum of (i) net equity offering proceeds after March 21, 2012 and (ii) the value of equity interests issued in connection with a contribution of assets to the Operating Partnership or its subsidiaries.

The facility includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Operating Partnership under the facility to be immediately due and payable. We were in compliance with all covenants under the facility as of December 31, 2015.

ACC3 Term Loan

The ACC3 Term Loan is a $115 million term loan facility that is secured by our ACC3 data center facility and an assignment of the lease agreement between us and the customer of ACC3. The borrower, one of our subsidiaries, may elect to have borrowings under the ACC3 Term Loan bear interest at (i) LIBOR plus 1.55% or (ii) a base rate, which is based on the lender's prime rate, plus 0.55%. The interest rate is currently at LIBOR plus 1.55%. The ACC3 Term Loan matures on March 27, 2018, and we may prepay the ACC3 Term Loan at any time, in whole or in part, without penalty or premium. The Operating Partnership has guaranteed the outstanding principal amount of the ACC3 Term Loan, plus interest and certain costs under the loan.
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
We were in compliance with all of the covenants under the loan as of December 31, 2015.
Unsecured Term Loan
The Unsecured Term Loan is an unsecured term loan facility with a total commitment and amount outstanding of $250 million. The Unsecured Term Loan matures on July 21, 2019, and we may prepay the facility at any time, in whole or in part, without penalty or premium.
Under the terms of the Unsecured Term Loan, we may elect to have borrowings under the loan bear interest at either LIBOR or a base rate, which is based on the lender's prime rate, in each case plus an applicable margin. Prior to our receiving an investment grade credit rating, the applicable margin added to LIBOR and the base rate is based on the table below.

		Applicable Margin
Pricing Level	Ratio of Total Indebtedness to Gross Asset Value	LIBOR Rate Loans	Base Rate Loans
Level 1	Less than or equal to 35%	1.50%	0.50%
Level 2	Greater than 35% but less than or equal to 40%	1.60%	0.60%
Level 3	Greater than 40% but less than or equal to 45%	1.75%	0.75%
Level 4	Greater than 45% but less than or equal to 52.5%	1.90%	0.90%
Level 5	Greater than 52.5%	2.10%	1.10%
The applicable margin is currently set at pricing level 1. The terms of the Unsecured Term Loan also provide that, in the event we receive an investment grade credit rating, borrowings under the loan will bear interest based on the table below.

		Applicable Margin
Credit Rating Level	Credit Rating	LIBOR Rate Loans	Base Rate Loans
Level 1	Greater than or equal to A- by S&P or A3 by Moody’s	0.825%	0.00%
Level 2	Greater than or equal to BBB+ by S&P or Baa1 by Moody’s	0.875%	0.00%
Level 3	Greater than or equal to BBB by S&P or Baa2 by Moody’s	1.00%	0.00%
Level 4	Greater than or equal to BBB- by S&P or Baa3 by Moody’s	1.25%	0.25%
Level 5	Less than BBB- by S&P or Baa3 by Moody’s	1.65%	0.65%
Following the receipt of such investment grade rating, the terms of the loan provide for the adjustment of the applicable margin from time to time according to the rating then in effect.
The Unsecured Term Loan is unconditionally guaranteed jointly and severally, on a senior unsecured basis by DFT and the direct and indirect subsidiaries of DFT that guaranty the obligations of the Unsecured Credit Facility.
The Unsecured Term Loan requires that we comply with various covenants that are substantially the same as those applicable under the Unsecured Credit Facility, including with respect to restrictions on liens, incurring indebtedness, making investments, effecting mergers and/or asset sales, and certain restrictions on dividend payments. In addition, the Unsecured Term Loan imposes financial maintenance covenants substantially the same as those under the Unsecured Credit Facility relating to, among other things, the following matters:

•	unsecured debt not exceeding 60% of the value of unencumbered assets;

•	net operating income generated from unencumbered properties divided by the amount of unsecured debt being not less than 12.5%;

•	total indebtedness not exceeding 60% of gross asset value;

•	fixed charge coverage ratio being not less than 1.70 to 1.00; and

•
tangible net worth being not less than $1.3 billion plus 80% of the sum of (i) net equity offering proceeds after March 21, 2012 and (ii) the value of equity interests issued in connection with a contribution of assets to the Operating Partnership or its subsidiaries after March 21, 2012.

The Unsecured Term Loan includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations under the loan to be immediately due and payable. We were in compliance with all of the covenants under the loan as of December 31, 2015.
Unsecured Notes due 2021
On September 24, 2013, the Operating Partnership completed the sale of the Unsecured Notes due 2021, which represent $600 million of 5.875% senior unsecured notes due 2021. The Unsecured Notes due 2021 were issued at face value and mature on September 15, 2021. We pay interest on the Unsecured Notes due 2021 semi-annually, in arrears, on March 15th and September 15th of each year.
The Unsecured Notes due 2021 are unconditionally guaranteed, jointly and severally on a senior unsecured basis by DFT and certain of the Operating Partnership’s subsidiaries, including the subsidiaries that own the ACC2, ACC4, ACC5, ACC6, VA3, VA4, CH1, NJ1 and SC1 data centers and the SC2 land (collectively, the “Subsidiary Guarantors”), but excluding the subsidiaries that own the ACC3, ACC7 and CH2 data center facilities, the ACC8 land, our taxable REIT subsidiary, DF Technical Services, LLC and our property management subsidiary, DF Property Management LLC.
The Unsecured Notes due 2021 rank (i) equally in right of payment with all of the Operating Partnership's existing and future senior unsecured indebtedness, (ii) senior in right of payment with all of its existing and future subordinated indebtedness, (iii) effectively subordinate to any of the Operating Partnership's existing and future secured indebtedness and (iv) effectively junior to any liabilities of any subsidiaries of the Operating Partnership that do not guarantee the Unsecured Notes due 2021. The guarantees of the Unsecured Notes due 2021 by DFT and the Subsidiary Guarantors rank (i) equally in right of payment with such guarantor's existing and future senior unsecured indebtedness, (ii) senior in right of payment with all of such guarantor's existing and future subordinated indebtedness and (iii) effectively subordinate to any of such guarantor's existing and future secured indebtedness.
At any time prior to September 15, 2016, the Operating Partnership may redeem the Unsecured Notes due 2021, in whole or in part, at a price equal to the sum of (i) 100% of the principal amount of the Unsecured Notes due 2021 to be redeemed, plus (ii) a make-whole premium and accrued and unpaid interest. The Unsecured Notes due 2021 may be redeemed at the Operating Partnership's option, in whole or in part, at any time, on and after September 15, 2016 at the following redemption prices (expressed as percentages of the principal amount thereof) if redeemed during the 12-month period commencing September 15 of the years indicated below, in each case together with accrued and unpaid interest to the date of redemption:

Year	Redemption Price
2016	104.406%
2017	102.938%
2018	101.469%
2019 and thereafter	100.000%
If there is a change of control (as defined in the indenture governing the Unsecured Notes due 2021) of the Operating Partnership or DFT, we must offer to purchase the Unsecured Notes due 2021 at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest. In addition, in certain circumstances we may be required to use the net proceeds of asset sales to purchase a portion of the Unsecured Notes due 2021 at 100% of the principal amount thereof, plus accrued and unpaid interest.
The Unsecured Notes due 2021 have certain covenants limiting or prohibiting the ability of the Operating Partnership and certain of its subsidiaries from, among other things, (i) incurring secured or unsecured indebtedness, (ii) entering into sale and leaseback transactions, (iii) making certain dividend payments, distributions, purchases of DFT's common stock and investments, (iv) entering into transactions with affiliates, (v) entering into agreements limiting the ability to make certain transfers and other payments from subsidiaries, (vi) engaging in sales of assets or (vii) engaging in certain mergers, consolidations or transfers/sales of all or substantially all assets. However, DFT may pay the minimum dividend necessary to meet its REIT income distribution requirements.
The Unsecured Notes due 2021 also require the Operating Partnership and the Subsidiary Guarantors to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis. The Unsecured Notes due 2021 also have customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of ours or certain of our subsidiaries. Upon an event of default, the holders of the Unsecured Notes due 2021 or the trustee may declare the Unsecured Notes due 2021 due and immediately payable. We were in compliance with all covenants under the Unsecured Notes due 2021 as of December 31, 2015.
Unsecured Notes due 2023
On June 9, 2015, the Operating Partnership completed the sale of the Unsecured Notes due 2023, which represent $250 million of 5.625% senior unsecured notes due 2023. The Unsecured Notes due 2023 were issued at 99.205% of par and mature on June 15, 2023. We will pay interest on the Unsecured Notes due 2023 semi-annually, in arrears, on June 15th and December 15th of each year, beginning December 15, 2015.
The Unsecured Notes due 2023 are unconditionally guaranteed, jointly and severally on a senior unsecured basis by DFT and the same Subsidiary Guarantors as those that guaranty the Unsecured Notes due 2021.
The ranking of the Unsecured Notes due 2023 and the guarantees of these notes are the same as the ranking of the Unsecured Notes due 2021 and the guarantee of those notes.
At any time prior to June 15, 2018, the Operating Partnership may redeem the Unsecured Notes due 2023, in whole or in part, at a price equal to the sum of (i) 100% of the principal amount of the Unsecured Notes due 2023 to be redeemed, plus (ii) a make-whole premium and accrued and unpaid interest. The Unsecured Notes due 2023 may be redeemed at the Operating Partnership's option, in whole or in part, at any time, on and after June 15, 2018 at the following redemption prices (expressed as percentages of the principal amount thereof) if redeemed during the 12-month period commencing June 15 of the years indicated below, in each case together with accrued and unpaid interest to the date of redemption:

Year	Redemption Price
2018	104.219%
2019	102.813%
2020	101.406%
2021 and thereafter	100.000%

If there is a change of control (as defined in the indenture governing the Unsecured Notes due 2023) of the Operating Partnership or DFT, we must offer to purchase the Unsecured Notes due 2023 at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest. In addition, in certain circumstances we may be required to use the net proceeds of asset sales to purchase a portion of the Unsecured Notes due 2023 at 100% of the principal amount thereof, plus accrued and unpaid interest.
The Unsecured Notes due 2023 have certain covenants limiting or prohibiting the ability of the Operating Partnership and certain of its subsidiaries from, among other things, (i) incurring secured or unsecured indebtedness, (ii) entering into sale and leaseback transactions, (iii) making certain dividend payments, distributions, purchases of DFT's common stock and investments, (iv) entering into transactions with affiliates, (v) entering into agreements limiting the ability to make certain transfers and other payments from subsidiaries, (vi) engaging in sales of assets or (vii) engaging in certain mergers, consolidations or transfers/sales of all or substantially all assets. However, DFT may pay the minimum dividend necessary to meet its REIT income distribution requirements.
The Unsecured Notes due 2023 also require the Operating Partnership and the Subsidiary Guarantors to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis. The Unsecured Notes due 2023 also have customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of ours or certain of our subsidiaries. Upon an event of default, the holders of the Unsecured Notes due 2023 or the trustee may declare the Unsecured Notes due 2023 due and immediately payable. We were in compliance with all covenants under the Unsecured Notes due 2023 as of December 31, 2015.
A summary of our debt repayment schedule as of December 31, 2015 is as follows:
Debt Maturity as of December 31, 2015
($ in thousands)

Year	Fixed Rate (1)		Floating Rate (1)		Total (1)	% of Total	Rates
2016	$—		$3,750	(4)	$3,750	0.3%	2.0%
2017	—		8,750	(4)	8,750	0.7%	2.0%
2018	—		102,500	(4)	102,500	8.4%	2.0%
2019	—		250,000	(5)	250,000	20.6%	1.7%
2020	—		—		—	—%	—%
2021	600,000	(2)	—		600,000	49.4%	5.9%
2022	—		—		—	—%	—%
2023	250,000	(3)	—		250,000	20.6%	5.6%
Total	$850,000		$365,000		$1,215,000	100%	4.6%

(1)	Principal amounts exclude deferred financing costs.

(2)	The 5.875% Unsecured Notes due 2021 mature on September 15, 2021.

(3)	The 5.625% Unsecured Notes due 2023 mature on June 15, 2023. Principal amount excludes original issue discount of $1.9 million as of December 31, 2015.

(4)
The ACC3 Term Loan matures on March 27, 2018 with no extension option. Quarterly principal payments of $1.25 million begin on April 1, 2016, increase to $2.5 million on April 1, 2017 and continue through maturity.

(5)	The Unsecured Term Loan matures on July 21, 2019 with no extension option.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2015, including the maturities of our debt assuming extension options are not exercised and scheduled principal repayments of the ACC3 Term Loan (in thousands):

Obligation	2016	2017-2018	2019-2020	Thereafter	Total
Long-term debt obligations	$3,750	$111,250	$250,000	$850,000	$1,215,000
Interest on long-term debt obligations	57,792	112,479	101,070	70,406	341,747
Construction costs payable	22,043	—	—	—	22,043
Commitments under development contracts	34,046	—	—	—	34,046
Operating leases	643	1,459	1,578	2,613	6,293
Total	$118,274	$225,188	$352,648	$923,019	$1,619,129

Off-Balance Sheet Arrangements
As of December 31, 2015, we did not have any off-balance sheet arrangements.

Critical Accounting Policies
We have provided a summary of our significant accounting policies in Note 2 to our financial statements included elsewhere in this Form 10-K. The preparation of these financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our actual results may differ from these estimates. We describe below the accounting policies that we deem critical and require material subjective or complex judgments and that have the most significant impact on our financial condition and results of operations. We evaluate these estimates on an ongoing basis, based upon information currently available and on various assumptions we believe are reasonable as of the date hereof.
Revenue Recognition. Rental income is recognized using the straight-line method over the terms of the customers' leases, which commences when control of the space and the critical power have been provided to the customer. Deferred rent included in our consolidated balance sheets represents the aggregate excess of rental revenue recognized on a straight-line basis over the contractual rental payments that will be recognized under the remaining terms of the leases. Our leases contain provisions under which the customers reimburse us for their portion of property operating expenses we incur. Such reimbursements are recognized in the period that the expenses are incurred. We recognize amortization of the value of acquired above market customer leases as a reduction of rental revenue and of below market leases as an increase to rental revenue.
We must make subjective estimates as to when our revenue is earned, including a determination of the lease commencement date for accounting purposes, the existence of lease inducements and early termination clauses with penalty payments and the collectability of our accounts receivable related to rent, deferred rent, expense reimbursements and other income. We analyze individual accounts receivable and historical bad debts, customer concentrations, customer creditworthiness and current economic trends when evaluating the adequacy of our allowance for bad debts. These estimates have a direct impact on net income because a higher bad debt allowance would result in lower net income, and recognizing rental revenue as earned in one period versus another would result in higher or lower net income for a particular period.
Capitalization of costs. We capitalize direct and indirect costs related to construction and development, including property taxes, insurance and financing costs relating to properties under development. In addition, we cease cost capitalization after a development is placed in service or if development of a project is suspended. We capitalize pre-acquisition costs related to probable property acquisitions and write-off these costs if the acquisition of the property or development of the project is no longer deemed probable. The selection of costs to capitalize and the determination of whether a proposed acquisition is probable are subjective and depends on many assumptions including the timing of potential acquisitions and the probability that future acquisitions occur. All capital improvements for the income producing properties that extend the property's useful life are capitalized. We also capitalize the costs to obtain a lease if the execution of the lease is deemed probable and write-off these costs if the execution of the lease is no longer deemed probable. Variations in these assumptions would yield different amounts of capitalized costs in the periods presented. For the years ended December 31, 2015, 2014 and 2013, we capitalized $7.5 million, $4.5 million and $3.3 million, respectively, of internal development and leasing costs on all of our data centers.
Useful lives of assets. We are required to make subjective assessments as to the useful lives of the major components of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments have a direct impact on our net income. The following presents the major components of our properties and the useful lives over which they are depreciated.

Component	Average % of Total	Component Life (years)
Land	3%	N/A
Building improvements	28%	40
Electrical infrastructure—power distribution units	3%	20
Electrical infrastructure—uninterrupted power supply	21%	25
Electrical infrastructure—switchgear/transformers	19%	30
Fire protection	2%	40
Security systems	1%	20
Mechanical infrastructure—heating, ventilating and air conditioning	6%	20
Mechanical infrastructure—chiller pumps/building automation	7%	25
Mechanical infrastructure—chilled water storage and pipes	10%	30
Total/weighted average life	100%	30
We regularly perform preventive maintenance on our data center components to ensure continual operation and avoid downtime at our data centers. These maintenance costs are expensed as incurred and included as property operating costs on our consolidated statement of operations.
Our triple-net leases provide for the reimbursement of the customers' share of these maintenance costs and the reimbursements are included as recoveries from tenants on our consolidated statement of operations.
Asset impairment evaluation. We review the carrying value of our net real estate on a quarterly and annual basis. We base our review on an estimate of the undiscounted future cash flows (excluding interest charges) expected to result from the real estate investment's use and eventual disposition. We estimate the fair value of rental properties utilizing a discounted cash flow analysis that includes projections of future revenues, expenses and capital improvement costs, similar to the income approach that is commonly utilized by appraisers. We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If our evaluation indicates that we may be unable to recover the carrying value of a real estate investment, an impairment loss would be recorded to the extent that the carrying value exceeds the estimated fair value of the property, which would result in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods.
Since cash flows from properties considered to be long-lived assets to be held and used are considered on an undiscounted basis to determine whether an asset has been impaired, our strategy of holding properties over the long-term directly decreases the likelihood of recording an impairment loss. If this strategy changes or market conditions dictate an earlier sale date or if we determine that development of a project is no longer viable, an impairment loss may be recognized and such loss could be material. If we determine that impairment has occurred, the affected assets must be reduced to their fair value. During the year ended December 31, 2015, we recorded an impairment charge of $122.5 million resulting from our decision to market NJ1 for sale. As of December 31, 2015, this property does not meet the criteria to be classified as held for sale.
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We will be required to apply the new standard in the first quarter of 2018 and are assessing whether the new standard will have a material effect on our financial position or results of operations.
In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40). Under this new guidance, management, will be required to perform a going concern evaluation similar to the auditor's evaluation required by standards issued by the Public Company Accounting Oversight Board and the American Institute of Certified Public Accountants. This evaluation will be required for both annual and interim reporting periods. We will be required to apply the new standard in the first quarter of 2017 and do not believe that the new standard will have a material effect on our financial position or results of operations.

Recently Adopted Accounting Pronouncements
In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. We have early-adopted this standard as of December 31, 2015, which changed the presentation of debt issuance costs in our accompanying consolidated balance sheets. The new guidance requires that deferred financing costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. However, the FASB subsequently issued ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which allows an entity to continue to present line of credit issuance costs as an asset, regardless of whether there are any outstanding borrowings on the line of credit. Accordingly, for each of our recognized debt liabilities other than our Unsecured Credit Facility, we have reduced these balances by their respective deferred financing cost balances, net of accumulated amortization, and have applied this change retrospectively to all periods presented.

Funds From Operations

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Funds from operations (1)
Net (loss) income (2)	$(4,086)	$124,611	$53,605
Depreciation and amortization	104,044	96,780	93,058
Less: Non real estate depreciation and amortization	(700)	(707)	(875)
Impairment on investment in real estate	122,472	-	-
FFO	$221,730	$220,684	$145,788

(1) Funds from operations, or FFO, is used by industry analysts and investors as a supplemental operating performance measure for REITs. We calculate FFO in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT. FFO, as defined by NAREIT, represents net income determined in accordance with GAAP, excluding extraordinary items as defined under GAAP, impairment charges on depreciable real estate assets and gains or losses from sales of previously depreciated operating real estate assets, plus specified non-cash items, such as real estate asset depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.
We use FFO as a supplemental performance measure because, in excluding real estate related depreciation and amortization and gains and losses from property dispositions, it provides a performance measure that, when compared period over period, captures trends in occupancy rates, rental rates and operating expenses. We also believe that, as a widely recognized measure of the performance of equity REITs, FFO may be used by investors as a basis to compare our operating performance with that of other REITs. However, because FFO excludes real estate related depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effects and could materially impact our results from operations, the utility of FFO as a measure of our performance is limited.
While FFO is a relevant and widely used measure of operating performance of equity REITs, other equity REITs may use different methodologies for calculating FFO and, accordingly, FFO as disclosed by such other REITs may not be comparable to our FFO. Therefore, we believe that in order to facilitate a clear understanding of our historical operating results, FFO should be examined in conjunction with net income as presented in the consolidated statements of operations. FFO should not be considered as an alternative to net income or to cash flow from operating activities (each as computed in accordance with GAAP) or as an indicator of our liquidity, nor is it indicative of funds available to meet our cash needs, including our ability to pay dividends or make distributions.
(2) Net income for the year ended December 31, 2015 includes an impairment on the investment in real estate of $122.5 million and severance expense and equity acceleration of $6.1 million. Net income for the years ended December 31, 2014 and 2013 includes losses on early extinguishment of debt of $1.7 million and $41.0 million, respectively.

Related Party Transactions

Leasing Arrangements
As of December 31, 2015, we leased approximately 9,337 square feet of office space in Washington, D.C., an office building owned by an entity affiliated with our Chairman of the Board and our former CEO. We believe that the terms of this lease are fair and reasonable and reflect the terms we could expect to obtain in an arm's length transaction for comparable space elsewhere in Washington, D.C. Rent expense under this lease was $0.4 million for the year ended December 31, 2015. This lease ends on September 30, 2016 and we have entered into a new office lease with an unrelated party.
Acquisition of Undeveloped Land
In February 2016, we acquired two parcels of undeveloped land in Ashburn, Virginia, from entities controlled by our Chairman of the Board and our former CEO.
One parcel, which we purchased for $15.6 million, is a 35.4 acre site that is adjacent to the Ashburn Corporate Center, where our ACC2, ACC3, ACC4, ACC5, ACC6 and ACC7 data center facilities are located. The sole managers of the entity that owned this site are a limited liability company owned solely by our Chairman of the Board, which also owns approximately 7% of the seller, and a limited liability company owned solely by our former CEO, which also owns approximately 1% of the seller.
The other parcel, which we purchased for $4.6 million, is an 8.6 acre site that is part of the Ashburn Corporate Center and adjacent to our ACC4 and ACC7 data center facilities. Our Chairman of the Board and our former CEO are the sole managers of the limited liability company that manages the entity that owned this site. Our Chairman of the Board directly and indirectly owns approximately 23% of the seller, and our former CEO directly and indirectly owns approximately 18% of the seller. In addition, Frederic V. Malek, one of our independent directors, is a non-managing member of the entity that owns this site. Mr. Malek’s sole interest in this entity is the ownership of an approximately 4% non-managing membership interest; he is neither an employee nor an executive officer of this entity. In light of Mr. Malek’s interest in this entity, our Board of Directors considered all relevant facts and circumstances of Mr. Malek’s relationship with this entity and these transactions and determined that Mr. Malek’s interest therein does not require the Board to change its affirmative determination that Mr. Malek is independent under our Corporate Governance Guidelines, director independence guidelines and NYSE listing standards.
We believe that the terms of each of these purchase agreements are fair and reasonable and reflect the terms that we would expect to obtain in an arm’s length transaction for comparable property located in Ashburn, Virginia. The purchase price for each site was based on an appraisal prepared by an independent appraisal firm.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to our financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates.
Our variable rate debt consists of the ACC3 Term Loan, the Unsecured Term Loan and the Unsecured Credit Facility. The ACC3 Term Loan, the Unsecured Term Loan and the Unsecured Credit Facility all currently bear interest at a rate equal to LIBOR plus an applicable margin. If interest rates were to increase by 1%, the increase in interest expense on our variable rate debt outstanding as of December 31, 2015 would decrease future net income and cash flows by $3.7 million annually less the impact of capitalization of interest incurred on net income. Because one month LIBOR was approximately 0.43% at December 31, 2015, a decrease of 0.43% would increase future net income and cash flows by $1.6 million annually less the impact of capitalization of interest incurred on net income. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take specific actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure. We believe that we have effectively managed interest rate exposure because the majority of our indebtedness bears a fixed rate of interest. As of December 31, 2015, 70% of our indebtedness was fixed rate debt. We also utilize preferred stock to raise capital, the dividends required under the terms of which have a coupon rate that is fixed.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of DuPont Fabros Technology, Inc.
We have audited the accompanying consolidated balance sheets of DuPont Fabros Technology, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DuPont Fabros Technology, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DuPont Fabros Technology, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
McLean, Virginia
February 19, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of DuPont Fabros Technology, Inc.
We have audited DuPont Fabros Technology, Inc.'s (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). DuPont Fabros Technology Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, DuPont Fabros Technology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DuPont Fabros Technology, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015, and our report dated February 19, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
McLean, Virginia
February 19, 2016

Report of Independent Registered Public Accounting Firm
The Partners of DuPont Fabros Technology, L.P.
We have audited the accompanying consolidated balance sheets of DuPont Fabros Technology, L.P. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DuPont Fabros Technology, L.P. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DuPont Fabros Technology, L.P's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
McLean, Virginia
February 19, 2016

Report of Independent Registered Public Accounting Firm
The Partners of DuPont Fabros Technology, L.P.
We have audited DuPont Fabros Technology, L.P.'s (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). DuPont Fabros Technology L.P.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, DuPont Fabros Technology, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DuPont Fabros Technology, L.P. as of December 31, 2015 and 2014, and the related consolidated statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2015, and our report dated February 19, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
McLean, Virginia
February 19, 2016

DUPONT FABROS TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS (in thousands except share data)

	December 31, 2015	December 31, 2014
ASSETS
Income producing property:
Land	$94,203	$83,793
Buildings and improvements	2,736,936	2,623,539
	2,831,139	2,707,332
Less: accumulated depreciation	(560,837)	(504,869)
Net income producing property	2,270,302	2,202,463
Construction in progress and land held for development	300,939	358,965
Net real estate	2,571,241	2,561,428
Cash and cash equivalents	31,230	29,598
Rents and other receivables, net	9,588	8,113
Deferred rent, net	128,941	142,365
Lease contracts above market value, net	6,029	8,054
Deferred costs, net	23,774	24,874
Prepaid expenses and other assets	44,689	48,295
Total assets	$2,815,492	$2,822,727
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Line of credit	$—	$60,000
Mortgage notes payable, net of deferred financing costs	114,075	113,667
Unsecured term loan, net of deferred financing costs	249,172	248,945
Unsecured notes payable, net of discount and deferred financing costs	834,963	588,767
Accounts payable and accrued liabilities	32,301	26,973
Construction costs payable	22,043	32,949
Accrued interest payable	11,821	10,759
Dividend and distribution payable	43,906	39,981
Lease contracts below market value, net	4,132	7,037
Prepaid rents and other liabilities	67,477	65,174
Total liabilities	1,379,890	1,194,252
Redeemable noncontrolling interests – operating partnership	479,189	513,134
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.001 par value, 50,000,000 shares authorized:
Series A cumulative redeemable perpetual preferred stock, 7,400,000 issued and outstanding at December 31, 2015 and 2014	185,000	185,000
Series B cumulative redeemable perpetual preferred stock, 6,650,000 issued and outstanding at December 31, 2015 and 2014	166,250	166,250
Common stock, $.001 par value, 250,000,000 shares authorized, 66,105,650 shares issued and outstanding at December 31, 2015 and 66,061,804 shares issued and outstanding at December 31, 2014	66	66
Additional paid in capital	684,968	764,025
Accumulated deficit	(79,871)	—
Total stockholders’ equity	956,413	1,115,341
Total liabilities and stockholders’ equity	$2,815,492	$2,822,727
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share and per share data)

	Year ended December 31,
	2015	2014	2013
Revenues:
Base rent	$298,585	$285,716	$265,695
Recoveries from tenants	139,537	124,853	104,271
Other revenues	14,278	7,023	5,143
Total revenues	452,400	417,592	375,109
Expenses:
Property operating costs	130,051	117,339	103,522
Real estate taxes and insurance	21,335	14,195	14,380
Depreciation and amortization	104,044	96,780	93,058
General and administrative	18,064	17,181	16,261
Impairment on investment in real estate	122,472	—	—
Other expenses	16,859	9,222	3,650
Total expenses	412,825	254,717	230,871
Operating income	39,575	162,875	144,238
Interest income	60	116	137
Interest:
Expense incurred	(40,570)	(33,699)	(46,443)
Amortization of deferred financing costs	(3,151)	(2,980)	(3,349)
Loss on early extinguishment of debt	—	(1,701)	(40,978)
Net (loss) income	(4,086)	124,611	53,605
Net loss (income) attributable to redeemable noncontrolling interests – operating partnership	5,993	(18,704)	(5,214)
Net income attributable to controlling interests	1,907	105,907	48,391
Preferred stock dividends	(27,245)	(27,245)	(27,245)
Net (loss) income attributable to common shares	$(25,338)	$78,662	$21,146
Earnings per share – basic:
Net (loss) income attributable to common shares	$(0.40)	$1.19	$0.32
Weighted average common shares outstanding	65,184,013	65,486,108	64,645,316
Earnings per share – diluted:
Net (loss) income attributable to common shares	$(0.40)	$1.18	$0.32
Weighted average common shares outstanding	65,184,013	66,086,379	65,474,039
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands except share data)

	Preferred Stock	Common Shares		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)
		Number	Amount			Total
Balance at December 31, 2012	$351,250	63,340,929	$63	$915,119	$—	$1,266,432
Net income attributable to controlling interests					48,391	48,391
Dividends declared on common stock				(40,414)	(21,146)	(61,560)
Dividends earned on preferred stock					(27,245)	(27,245)
Redemption of operating partnership units		3,115,269	3	75,597		75,600
Common stock repurchases		(1,632,673)	(1)	(37,791)		(37,792)
Issuance of stock awards		216,209	—	319		319
Stock option exercises		250,472	—	1,711		1,711
Retirement and forfeiture of stock awards		(84,932)	—	(1,172)		(1,172)
Amortization of deferred compensation costs				6,381		6,381
Adjustments to redeemable noncontrolling interests – operating partnership				(18,791)		(18,791)
Balance at December 31, 2013	$351,250	65,205,274	$65	$900,959	$—	$1,252,274
Net income attributable to controlling interests					105,907	105,907
Dividends declared on common stock				(18,204)	(78,662)	(96,866)
Dividends earned on preferred stock					(27,245)	(27,245)
Redemption of operating partnership units		234,300	—	6,100		6,100
Issuance of stock awards		163,187	—	360		360
Stock option exercises		507,056	1	5,555		5,556
Retirement and forfeiture of stock awards		(48,013)	—	(1,193)		(1,193)
Amortization of deferred compensation costs				6,565		6,565
Adjustments to redeemable noncontrolling interests – operating partnership				(136,117)		(136,117)
Balance at December 31, 2014	$351,250	66,061,804	$66	$764,025	$—	$1,115,341
Net income attributable to controlling interests					1,907	1,907
Dividends declared on common stock				(58,917)	(54,533)	(113,450)
Dividends earned on preferred stock					(27,245)	(27,245)
Redemption of operating partnership units		363,674	—	9,544		9,544
Common stock repurchases		(1,002,610)	(1)	(31,911)		(31,912)
Issuance of stock awards		565,162	1	2,238		2,239
Stock option exercises		362,642	—	7,930		7,930
Retirement and forfeiture of stock awards		(245,022)	—	(7,682)		(7,682)
Amortization of deferred compensation costs				7,846		7,846
Adjustments to redeemable noncontrolling interests – operating partnership				(8,105)		(8,105)
Balance at December 31, 2015	$351,250	66,105,650	$66	$684,968	$(79,871)	$956,413
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year ended December 31,
	2015	2014	2013
Cash flow from operating activities
Net (loss) income	$(4,086)	$124,611	$53,605
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	104,044	96,780	93,058
Impairment on investment in real estate	122,472	—	—
Loss on early extinguishment of debt	—	1,701	40,978
Straight-line revenues, net of reserve	13,424	7,673	(6,920)
Amortization of deferred financing costs	3,151	2,980	3,349
Amortization and write-off of lease contracts above and below market value	(880)	(2,393)	(2,391)
Compensation paid with Company common shares	9,303	6,191	6,088
Changes in operating assets and liabilities
Rents and other receivables	(1,475)	4,561	(5,900)
Deferred costs	(4,233)	(2,552)	(2,082)
Prepaid expenses and other assets	4,901	(5,637)	(14,760)
Accounts payable and accrued liabilities	5,053	1,395	1,520
Accrued interest payable	1,062	776	7,382
Prepaid rents and other liabilities	2,285	8,427	19,834
Net cash provided by operating activities	255,021	244,513	193,761
Cash flow from investing activities
Investments in real estate – development	(217,339)	(265,374)	(129,332)
Land acquisition costs	(8,600)	—	(14,186)
Interest capitalized for real estate under development	(11,564)	(9,644)	(3,774)
Improvements to real estate	(3,459)	(1,916)	(5,757)
Additions to non-real estate property	(753)	(316)	(71)
Net cash used in investing activities	(241,715)	(277,250)	(153,120)
Cash flow from financing activities
Line of credit:
Proceeds	120,000	60,000	102,000
Repayments	(180,000)	—	(120,000)
Mortgage notes payable:
Proceeds	—	—	115,000
Lump sum payoffs	—	—	(138,300)
Repayments	—	—	(1,300)
Unsecured term loan:
Proceeds	—	96,000	154,000
Unsecured notes payable:
Proceeds	248,012	—	600,000
Repayments	—	—	(550,000)
Payments of financing costs	(4,740)	(3,829)	(18,200)
Payments for early extinguishment of debt	—	—	(32,544)
Equity compensation proceeds	249	4,363	1,711

DUPONT FABROS TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (Continued)

	Year ended December 31,
	2015	2014	2013
Common stock repurchases	(31,912)	—	(37,792)
Dividends and distributions:
Common shares	(110,126)	(85,422)	(57,927)
Preferred shares	(27,245)	(27,245)	(27,245)
Redeemable noncontrolling interests – operating partnership	(25,912)	(20,265)	(14,889)
Net cash (used in) provided by financing activities	(11,674)	23,602	(25,486)
Net increase (decrease) in cash and cash equivalents	1,632	(9,135)	15,155
Cash and cash equivalents, beginning	29,598	38,733	23,578
Cash and cash equivalents, ending	$31,230	$29,598	$38,733
Supplemental information:
Cash paid for interest	$51,073	$42,567	$42,835
Deferred financing costs capitalized for real estate under development	$737	$601	$226
Construction costs payable capitalized for real estate under development	$22,043	$32,949	$45,444
Redemption of operating partnership units	$9,544	$6,100	$75,600
Adjustments to redeemable noncontrolling interests - operating partnership	$8,105	$136,117	$18,791
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.
CONSOLIDATED BALANCE SHEETS (in thousands except units)

	December 31, 2015	December 31, 2014
ASSETS
Income producing property:
Land	$94,203	$83,793
Buildings and improvements	2,736,936	2,623,539
	2,831,139	2,707,332
Less: accumulated depreciation	(560,837)	(504,869)
Net income producing property	2,270,302	2,202,463
Construction in progress and land held for development	300,939	358,965
Net real estate	2,571,241	2,561,428
Cash and cash equivalents	27,015	25,380
Rents and other receivables, net	9,588	8,113
Deferred rent, net	128,941	142,365
Lease contracts above market value, net	6,029	8,054
Deferred costs, net	23,774	24,874
Prepaid expenses and other assets	44,689	48,295
Total assets	$2,811,277	$2,818,509
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Line of credit	$—	$60,000
Mortgage notes payable, net of deferred financing costs	114,075	113,667
Unsecured term loan, net of deferred financing costs	249,172	248,945
Unsecured notes payable, net of discount and deferred financing costs	834,963	588,767
Accounts payable and accrued liabilities	32,301	26,973
Construction costs payable	22,043	32,949
Accrued interest payable	11,821	10,759
Dividend and distribution payable	43,906	39,981
Lease contracts below market value, net	4,132	7,037
Prepaid rents and other liabilities	67,477	65,174
Total liabilities	1,379,890	1,194,252
Redeemable partnership units	479,189	513,134
Commitments and contingencies	—	—
Partners’ capital:
Limited partners’ capital:
Series A cumulative redeemable perpetual preferred units, 7,400,000 issued and outstanding at December 31, 2015 and 2014	185,000	185,000
Series B cumulative redeemable perpetual preferred units, 6,650,000 issued and outstanding at December 31, 2015 and 2014	166,250	166,250
Common units, 65,443,277 issued and outstanding at December 31, 2015 and 65,399,431 issued and outstanding at December 31, 2014	594,927	752,254
General partner’s capital, common units, 662,373 issued and outstanding at December 31, 2015 and 2014	6,021	7,619
Total partners’ capital	952,198	1,111,123
Total liabilities and partners’ capital	$2,811,277	$2,818,509
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except unit and per unit data)

	Year ended December 31,
	2015	2014	2013
Revenues:
Base rent	$298,585	$285,716	$265,695
Recoveries from tenants	139,537	124,853	104,271
Other revenues	14,278	7,023	5,143
Total revenues	452,400	417,592	375,109
Expenses:
Property operating costs	130,051	117,339	103,522
Real estate taxes and insurance	21,335	14,195	14,380
Depreciation and amortization	104,044	96,780	93,058
General and administrative	18,064	17,181	16,261
Impairment on investment in real estate	122,472	—	—
Other expenses	16,859	9,222	3,650
Total expenses	412,825	254,717	230,871
Operating income	39,575	162,875	144,238
Interest income	60	116	137
Interest:
Expense incurred	(40,570)	(33,699)	(46,443)
Amortization of deferred financing costs	(3,151)	(2,980)	(3,349)
Loss on early extinguishment of debt	—	(1,701)	(40,978)
Net (loss) income	(4,086)	124,611	53,605
Preferred unit distributions	(27,245)	(27,245)	(27,245)
Net (loss) income attributable to common units	$(31,331)	$97,366	$26,360
Earnings per unit – basic:
Net (loss) income attributable to common units	$(0.40)	$1.19	$0.32
Weighted average common units outstanding	80,599,199	81,053,127	80,580,556
Earnings per unit – diluted:
Net (loss) income attributable to common units	$(0.40)	$1.18	$0.32
Weighted average common units outstanding	80,599,199	81,653,398	81,409,279
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands, except unit data)

	Limited Partners’ Capital			General Partner’s Capital
	Preferred Amount	Common Units	Common Amount	Common Units	Common Amount	Total
Balance at December 31, 2012	$351,250	62,678,556	$901,361	662,373	$9,525	$1,262,136
Net income			53,060		545	53,605
Common unit distributions			(75,981)		(629)	(76,610)
Preferred unit distributions			(26,968)		(277)	(27,245)
Issuance of OP units to DFT when redeemable partnership units redeemed		3,115,269	75,600			75,600
Retirement of OP units for common stock repurchases		(1,632,673)	(37,792)			(37,792)
Issuance of OP units for stock awards		216,209	319			319
Issuance of OP units due to option exercises		250,472	1,711			1,711
Retirement and forfeiture of OP units		(84,932)	(1,172)			(1,172)
Amortization of deferred compensation costs			6,381			6,381
Adjustments to redeemable partnership units			(8,824)		(54)	(8,878)
Balance at December 31, 2013	$351,250	64,542,901	$887,695	662,373	$9,110	$1,248,055
Net income			123,362		1,249	124,611
Common unit distributions			(118,723)		(974)	(119,697)
Preferred unit distributions			(26,972)		(273)	(27,245)
Issuance of OP units to DFT when redeemable partnership units redeemed		234,300	6,100			6,100
Issuance of OP units for stock awards		163,187	360			360
Issuance of OP units due to option exercises		507,056	5,556			5,556
Retirement and forfeiture of OP units		(48,013)	(1,193)			(1,193)
Amortization of deferred compensation costs			6,565			6,565
Adjustments to redeemable partnership units			(130,496)		(1,493)	(131,989)
Balance at December 31, 2014	$351,250	65,399,431	$752,254	662,373	$7,619	$1,111,123
Net loss			(4,045)		(41)	(4,086)
Common unit distributions			(138,817)		(1,146)	(139,963)
Preferred unit distributions			(26,972)		(273)	(27,245)
Issuance of OP units to DFT when redeemable partnership units redeemed		363,674	9,544			9,544
OP unit repurchases		(1,002,610)	(31,912)			(31,912)
Issuance of OP units for stock awards		565,162	2,239			2,239
Issuance of OP units due to option exercises		362,642	7,930			7,930
Retirement and forfeiture of OP units		(245,022)	(7,682)			(7,682)
Amortization of deferred compensation costs			7,846			7,846
Adjustments to redeemable partnership units			24,542		(138)	24,404
Balance at December 31, 2015	$351,250	65,443,277	$594,927	662,373	$6,021	$952,198
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year ended December 31,
	2015	2014	2013
Cash flow from operating activities
Net (loss) income	$(4,086)	$124,611	$53,605
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	104,044	96,780	93,058
Impairment on investment in real estate	122,472	—	—
Loss on early extinguishment of debt	—	1,701	40,978
Straight-line rent, net of reserve	13,424	7,673	(6,920)
Amortization of deferred financing costs	3,151	2,980	3,349
Amortization of lease contracts above and below market value	(880)	(2,393)	(2,391)
Compensation paid with Company common shares	9,303	6,191	6,088
Changes in operating assets and liabilities
Rents and other receivables	(1,475)	4,561	(5,900)
Deferred costs	(4,233)	(2,552)	(2,082)
Prepaid expenses and other assets	4,901	(5,637)	(14,760)
Accounts payable and accrued liabilities	5,053	1,396	1,520
Accrued interest payable	1,062	776	7,382
Prepaid rents and other liabilities	2,288	8,427	19,834
Net cash provided by operating activities	255,024	244,514	193,761
Cash flow from investing activities
Investments in real estate – development	(217,339)	(265,374)	(129,332)
Land acquisition costs	(8,600)	—	(14,186)
Interest capitalized for real estate under development	(11,564)	(9,644)	(3,774)
Improvements to real estate	(3,459)	(1,916)	(5,757)
Additions to non-real estate property	(753)	(316)	(71)
Net cash used in investing activities	(241,715)	(277,250)	(153,120)
Cash flow from financing activities
Line of credit:
Proceeds	120,000	60,000	102,000
Repayments	(180,000)	—	(120,000)
Mortgage notes payable:
Proceeds	—	—	115,000
Lump sum payoffs	—	—	(138,300)
Repayments	—	—	(1,300)
Unsecured term loan:
Proceeds	—	96,000	154,000
Unsecured notes payable:
Proceeds	248,012	—	600,000
Repayments	—	—	(550,000)
Payments of financing costs	(4,740)	(3,829)	(18,123)
Payments for early extinguishment of debt	—	—	(32,544)

DUPONT FABROS TECHNOLOGY, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (Continued)

	Year ended December 31,
	2015	2014	2013
Equity compensation proceeds	249	4,363	1,711
OP unit repurchases	(31,912)	—	(37,792)
Distributions	(163,283)	(132,932)	(100,061)
Net cash (used in) provided by financing activities	(11,674)	23,602	(25,409)
Net increase (decrease) in cash and cash equivalents	1,635	(9,134)	15,232
Cash and cash equivalents, beginning	25,380	34,514	19,282
Cash and cash equivalents, ending	$27,015	$25,380	$34,514
Supplemental information:
Cash paid for interest	$51,073	$42,567	$42,835
Deferred financing costs capitalized for real estate under development	$737	$601	$226
Construction costs payable capitalized for real estate under development	$22,043	$32,949	$45,444
Redemption of operating partnership units	$9,544	$6,100	$75,600
Adjustments to redeemable partnership units	$(24,404)	$131,989	$8,878
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.
DUPONT FABROS TECHNOLOGY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015
1. Description of Business
DuPont Fabros Technology, Inc. (“DFT”), through its controlling interest in DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP” and collectively with DFT and their operating subsidiaries, the “Company”), is a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. DFT is a real estate investment trust, or REIT, for federal income tax purposes and is the sole general partner of the Operating Partnership, and as of December 31, 2015, owned 81.4% of the common economic interest in the Operating Partnership, of which 1.0% is held as general partnership units. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our Company” or “the Company” refer to DFT and the Operating Partnership, collectively. As of December 31, 2015, we held a fee simple interest in the following properties:

•	12 operating data centers – ACC2, ACC3, ACC4, ACC5, ACC6, ACC7 Phases I-II, VA3, VA4, CH1, CH2 Phase I, NJ1 Phase I and SC1;

•	three data centers currently under development – ACC7 Phase III, CH2 Phase II and CH2 Phase III;

•	data center projects available for future development – ACC7 Phase IV and NJ1 Phase II; and

•	land that may be used to develop additional data centers – ACC8, CH3, and SC2.
In January 2016, we announced that we are marketing our NJ1 data center facility for sale. We believe that it is unlikely that we will develop NJ1 Phase II prior to the sale.
In February 2016, we purchased two parcels of land in Ashburn, VA totaling 44 acres. One of these parcels is inside our Ashburn Corporate Campus and one is adjacent to it. This land is being held for the future development of two new data center facilities to be known as ACC9 and ACC10, and a powered base shell or build-to-suit development.

2. Significant Accounting Policies
Basis of Presentation
This report combines the annual reports on Form 10-K for the year ended December 31, 2015 of DuPont Fabros Technology, Inc. and DuPont Fabros Technology, L.P. References to “DFT” mean DuPont Fabros Technology, Inc. and its controlled subsidiaries; and references to the “Operating Partnership” or “OP” mean DuPont Fabros Technology, L.P. and its controlled subsidiaries.
We believe combining the annual reports on Form 10-K of DFT and the Operating Partnership into this single report provides the following benefits:

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
We operate DFT and the Operating Partnership as one business. The management of DFT consists of the same employees as the management of the Operating Partnership.
We believe it is important for investors to understand the few differences between DFT and the Operating Partnership in the context of how DFT and the Operating Partnership operate as a consolidated company. DFT is a REIT, whose only material asset is its ownership of OP units of the Operating Partnership. As a result, DFT does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time to time and guaranteeing unsecured debt of the Operating Partnership. DFT has not issued any indebtedness, but has guaranteed all of the unsecured debt of the Operating Partnership. The Operating Partnership, through its wholly-owned subsidiaries, holds all the real estate assets of the Company. Except for net proceeds from public equity issuances by DFT, which are contributed to the Operating Partnership in exchange for OP units or preferred units, the Operating Partnership generates all remaining capital required by our business. These sources include the Operating Partnership’s operations, its direct or indirect incurrence of indebtedness, and the issuance of partnership units.
As general partner with control of the Operating Partnership, DFT consolidates the Operating Partnership for financial reporting purposes. The presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of DFT and those of the Operating Partnership. The Operating Partnership’s capital includes preferred units and general and limited common units that are owned by DFT and the other partners. DFT’s stockholders’ equity includes preferred stock, common stock, additional paid in capital and retained earnings. The common limited partnership interests held by the limited partners (other than DFT) in the Operating Partnership are presented as “redeemable partnership units” in the Operating Partnership’s consolidated financial statements and as “redeemable noncontrolling interests-operating partnership” in DFT’s consolidated financial statements. The only difference between the assets and liabilities of DFT and the Operating Partnership as of December 31, 2015 is a $4.2 million bank account held by DFT that is not part of the Operating Partnership. Net income is the same for DFT and the Operating Partnership.
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.
We have one reportable segment consisting of investments in data centers located in the United States. All of our properties generate similar types of revenues and expenses related to customer rent and reimbursements and operating expenses. The delivery of our products is consistent across all properties and although services are provided to a range of customers, the types of services provided to them are limited to a few core principles. As such, the properties in our portfolio have similar economic characteristics and the nature of the products and services provided to our customers and the method to distribute such services are consistent throughout the portfolio.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Property
All capital improvements for the income-producing properties that extend their useful life are capitalized to individual building components, including interest and real estate taxes incurred during the period of development, and depreciated over their estimated useful lives. Interest is capitalized during the period of development based upon applying the property’s specific borrowing rate to the actual development costs expended up to specific borrowings, if any, and then applying our weighted-average borrowing rate to any residual development costs expended during the construction period. Interest is capitalized until the property has reached substantial completion and is ready for its intended use. Interest costs capitalized totaled $12.3 million, $10.2 million and $4.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. We cease interest capitalization when a development is temporarily suspended or placed in service.
We capitalize pre-development costs, including internal costs, incurred in pursuit of new development opportunities for which we believe future development is probable. Future development is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and availability of capital. Pre-development costs incurred for which future development is not yet considered probable are expensed as incurred. In addition, if the status of such a pre-development opportunity changes, making future development no longer probable, any capitalized pre-development costs are written-off with a charge to expense. Furthermore, the revenue from incidental operations received from the current improvements in excess of any incremental costs are recorded as a reduction of total capitalized costs of the development project and not as a part of net income. The capitalization of costs during the development of assets (including interest and related loan fees, property taxes and other direct and indirect costs) begins when development efforts commence and ends when the asset, or a portion of the asset, is substantially complete and ready for its intended use. For the years ended December 31, 2015, 2014 and 2013, we capitalized $7.5 million, $4.5 million and $3.3 million, respectively, of internal development and leasing costs on all of our data centers.
The fair value of in-place leases consists of the following components, as applicable: (1) the estimated cost to replace the leases, including foregone rents during the period of finding a new customer, foregone recovery of customer pass-through, customer improvements, and other direct costs associated with obtaining a new customer (referred to as tenant origination costs); (2) the estimated leasing commissions associated with obtaining a new customer (referred to as leasing commissions); and (3) the above/below market cash flow of the leases, determined by comparing the projected cash flows of the leases in place to projected cash flows of comparable market-rate leases (referred to as lease intangibles). Tenant origination costs are included in buildings and improvements in our accompanying consolidated balance sheets and are amortized as depreciation expense on a straight-line basis over the average remaining life of the underlying leases. Leasing commissions are classified as deferred costs and are amortized as amortization expense on a straight-line basis over the remaining life of the underlying leases. Lease intangible assets and liabilities are classified as lease contracts above and below market value, respectively, and amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining life of the underlying leases. Should a customer terminate its lease early, the unamortized portions of leasing commissions and lease intangibles associated with that lease are written off to amortization expense or rental revenue, respectively, as further described below.
Depreciation on buildings is generally provided on a straight-line basis over 40 years from the date the buildings were placed in service. Building components are depreciated over the life of the respective improvement ranging from 10 to 40 years from the date the components were placed in service. Personal property is depreciated over three years to seven years. Depreciation expense was $98.8 million, $92.3 million and $88.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. Included in these amounts is amortization expense related to tenant origination costs, which was $2.0 million for the year ended December 31, 2015, and $3.1 million for each of the years ended December 31, 2014 and 2013. Repairs and maintenance costs are expensed as incurred.
We review each of our properties for indicators of impairment. Examples of such indicators may include a significant decrease in the market price of the property, a significant adverse change in the extent or manner in which the property is being used in its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of a property, including an adverse action or assessment by a regulator, an accumulation of costs significantly in excess of the amount originally expected for the development of a property, a history of operating or cash flow losses of the property or a current expectation that, more likely than not, a property will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. When such impairment indicators exist, we review an estimate of the future undiscounted net cash flows expected to result from the real estate investment’s use and eventual disposition and compare that estimate to the carrying value of the property. We assess the recoverability of the carrying value of our assets on a property-by-property basis. We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition, potential sales proceeds and other factors. If our undiscounted cash flow evaluation indicates that we are unable to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property.
In the fourth quarter of 2015, we identified our NJ1 data center as an asset that fell outside of our strategic focus on wholesale data center development and operations in our targeted markets, and it became evident that we would, more likely than not, sell NJ1 prior to its previously estimated useful life. In connection with that determination, we evaluated the recoverability of the carrying value for NJ1 and determined that its carrying value was no longer recoverable due to reducing its expected holding period. As a result, for the year ended December 31, 2015, we reduced the carrying value of NJ1 to its estimated fair value by recording an impairment charge of $122.5 million. Estimated fair value was determined using a third party appraisal for NJ1 in conjunction with the guidance in ASC 820, which involved the use of Level 3 inputs. The appraisal was based on the income capitalization approach which derives value using the property's potential income and an average market capitalization rate for comparable sales in the market. There were no impairment losses for the years ended December 31, 2014 and 2013.
We classify a data center property as held-for-sale when it meets the necessary criteria, which include when we commit to and actively embark on a plan to sell the asset, the sale is expected to be completed within one year under terms usual and customary for such sales, and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Data center properties held-for-sale are carried at the lower of cost or fair value less costs to sell. Because we have never sold a data center facility since becoming a public company in 2007 and therefore have no history of selling data center assets, we are not reasonably assured that the sale of NJ1 will occur within one year. Accordingly, as of December 31, 2015, we did not classify our NJ1 data center, nor any of our other data centers, as held-for-sale.
Cash and Cash Equivalents
We consider all demand deposits and money market accounts purchased with a maturity date of three months or less, at the date of purchase, to be cash equivalents. Our account balances at one or more institutions exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. We have not experienced any losses and believe that the risk is not significant.
Deferred Costs
Deferred costs, net in our accompanying consolidated balance sheets include both financing and leasing costs. Deferred financing costs represent fees and other costs incurred in obtaining our unsecured line of credit. As of December 31, 2015, we have early-adopted Accounting Standards Update ("ASU") 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which changed the presentation of deferred financing costs in our accompanying consolidated balance sheets. The new guidance requires that deferred financing costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. However, the FASB subsequently issued ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which allows an entity to continue to present line of credit issuance costs as an asset, regardless of whether there are any outstanding borrowings on the line of credit. Accordingly, for each of our recognized debt liabilities other than our unsecured revolving credit facility ("Unsecured Credit Facility"), we have reduced these balances by their respective deferred financing cost balances, net of accumulated amortization, and have applied this change retrospectively to all periods presented.
Balances of financing costs for our Unsecured Credit Facility, net of accumulated amortization, which are presented within deferred costs, net in our accompanying consolidated balance sheets at December 31, 2015 and 2014, are as follows (in thousands):

	December 31,
Financing costs presented within deferred costs, net	2015	2014
Financing costs	$8,198	$7,448
Accumulated amortization	(4,969)	(3,779)
Financing costs, net	$3,229	$3,669
Balances of financing costs for our other recognized debt liabilities, net of accumulated amortization, which are presented as a reduction of each of the respective recognized debt liabilities in our accompanying consolidated balance sheets at December 31, 2015 and 2014, are as follows (in thousands):

	December 31,
Financing costs presented as a reduction of debt liability balances	2015	2014
Financing costs	$20,531	$16,662
Accumulated amortization	(5,618)	(3,041)
Financing costs, net	$14,913	$13,621
Financing costs are amortized using the effective-interest rate method or a method that approximates the effective-interest method, over the term of the loan and are included in amortization of deferred financing costs in our consolidated statements of operations.
In May 2014, we amended our Unsecured Credit Facility, which, due to the change in composition of lenders comprising the Unsecured Credit Facility's bank group, resulted in the partial write-off of unamortized deferred financing costs totaling $0.3 million. In July 2014, we amended our unsecured term loan agreement ("Unsecured Term Loan"), which, due to the change in composition of lenders comprising the Unsecured Term Loan's bank group, resulted in a loss on early extinguishment of debt of $1.4 million, which included a partial write-off of unamortized deferred financing costs of $0.7 million. In March 2013, we paid off the $138.3 million balance of a term loan which resulted in a write-off of $1.7 million of unamortized deferred financing costs. In September and October 2013, we paid off our senior unsecured notes due 2017 (the "Unsecured Notes due 2017"), which resulted in a write off of $6.7 million of unamortized deferred financing costs.
Leasing costs, which include external fees and costs incurred in the successful negotiations of leases, internal costs expended in the successful negotiations of leases or the estimated leasing commissions resulting from the allocation of the purchase price of ACC2, VA3, VA4 and ACC4, are deferred and amortized over the terms of the related leases on a straight-line basis. If an applicable lease terminates prior to the expiration of its initial term, the carrying amount of the costs are written off to amortization expense. In June 2015, we wrote off $0.7 million of unamortized leasing costs to amortization expense related to a former customer in bankruptcy whose leases with us were rejected effective July 1, 2015 pursuant to an order made by the bankruptcy court, described below.

Leasing costs incurred for the years ended December 31, 2015, 2014 and 2013 are as follows (in millions):

	Year ended December 31,
	2015	2014	2013
Costs incurred for new leases	$2.1	$2.0	$0.9
Costs incurred for renewals	1.2	0.2	1.2
Costs incurred for re-leases	0.9	2.0	—
Total leasing costs incurred	$4.2	$4.2	$2.1
Amortization of deferred leasing costs totaled $4.9 million, $4.1 million and $4.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. Balances, net of accumulated amortization, at December 31, 2015 and 2014 are as follows (in thousands):

	December 31,
	2015	2014
Leasing costs	$50,503	$52,358
Accumulated amortization	(29,958)	(31,153)
Leasing costs, net	$20,545	$21,205
Inventory
We maintain fuel inventory for our generators, which is recorded at the lower of cost (on a first-in, first-out basis) or market. As of December 31, 2015 and 2014, the fuel inventory was $4.5 million and $4.3 million, respectively, and is included in prepaid expenses and other assets in the accompanying consolidated balance sheets.
Prepaid Rents
Prepaid rents, typically prepayment of the following month’s rent, consist of payments received from customers prior to the time the payments are earned and are recognized as revenue in subsequent periods when earned.
Rental Income
We, as a lessor, have retained substantially all the risks and benefits of ownership and account for our leases as operating leases. For lease agreements that provide for scheduled fixed and determinable rent increases, rental income is recognized on a straight-line basis over the non-cancellable term of the leases, which commences when control of the space and critical power have been provided to the customer. If the lease contains an early termination clause with a penalty payment, we determine the lease termination date by evaluating whether the penalty reasonably assures that the lease will not be terminated early.
Straight-line rents receivable are included in deferred rent, net in the accompanying consolidated balance sheets. Lease inducements, which include free rent or cash payments to customers, are amortized as a reduction of rental income over the non-cancellable lease term. Lease inducements are included in prepaid expenses and other assets in the accompanying consolidated balance sheets. Lease intangible assets and liabilities that have resulted from above-market and below-market leases that were acquired are amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining non-cancellable term of the underlying leases.
If a lease terminates prior to the expiration of its initial term, the unamortized portion of straight-line rents receivable, lease inducements and lease intangibles associated with that lease will be written off to rental revenue. In June 2015, we wrote-off as a reduction of base rent $0.4 million of unreserved straight-line rents receivable, $0.1 million of unamortized lease inducements and $1.0 million of unamortized lease intangibles related to a former customer in bankruptcy whose leases with us were rejected effective July 1, 2015 pursuant to an order made by the bankruptcy court.

Balances, net of accumulated amortization, at December 31, 2015 and 2014 are as follows (in thousands):

	December 31,
	2015	2014
Lease contracts above market value	$20,500	$23,100
Accumulated amortization	(14,471)	(15,046)
Lease contracts above market value, net	$6,029	$8,054

Lease contracts below market value	$24,175	$39,375
Accumulated amortization	(20,043)	(32,338)
Lease contracts below market value, net	$4,132	$7,037
Our policy is to record a reserve for losses on accounts receivable equal to the estimated uncollectible accounts. The estimate is based on our historical experience and a review of the current status of our receivables. As of December 31, 2015 and 2014, we had one potentially uncollectible account that consisted of a note receivable from a customer in bankruptcy. The note balance as of December 31, 2015 and 2014 was $6.5 million and $6.6 million, respectively, which is recorded within rents and other receivables, net in our accompanying consolidated balance sheets. The note has been non-accrual over its term, and we applied interest received to the note principal balance totaling $1.2 million. As of December 31, 2015 and 2014, respectively, we have established a reserve of $5.1 million and $4.9 million, including interest applied to principal. The note receivable, net of reserves and interest applied to the principal, was $1.4 million and $1.7 million as of December 31, 2015 and 2014, respectively. In October 2015, a sale of our bankrupt customer's east coast business was consummated, and we continue to be reasonably assured that we will be able to collect the balance of the note receivable, net of reserve, as a claim in the bankruptcy.
We also establish an appropriate allowance for doubtful accounts for receivables arising from the straight-lining of rents. These receivables arise from revenue recognized in excess of amounts currently due under the lease and are recorded as deferred rent, net in the accompanying consolidated balance sheets. As of December 31, 2014, we had reserves against deferred rent relating to the leases with the now former customer in bankruptcy of $3.6 million. Due to the rejection of leases by this customer, we wrote off the reserved straight-line rent receivable for this customer in the second quarter of 2015. As of December 31, 2015, we had reserves against deferred rent of $0.1 million.
Customer leases generally contain provisions under which the customers reimburse us for a portion of operating expenses and real estate taxes incurred by the property. Recoveries from tenants are included in revenue in the accompanying consolidated statements of operations in the period the applicable expenditures are incurred. Most of our leases also provide us with a property management fee based on a percentage of base rent collected and property-level operating expenses, other than charges for power used by customers to run their servers and cool their space. Property management fees are included in base rent in the accompanying consolidated statements of operations in the applicable period in which they are earned.
Other Revenue
Other revenue primarily consists of services provided to customers on a non-recurring basis. This includes projects such as the purchase and installation of circuits, racks, breakers and other customer requested items. Revenue is recognized on a completed contract basis when the project is finished and ready for the customer's use. This method is consistently applied for all periods presented. Costs of providing these services are included in other expenses in the accompanying consolidated statements of operations.
Income Taxes
DFT elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the taxable year ended December 31, 2007. In general, a REIT that meets certain organizational and operational requirements and distributes at least 90 percent of its REIT taxable income to its shareholders in a year will not be subject to income tax to the extent of the income it distributes. We currently qualify and intend to continue to qualify as a REIT under the Code. As a result, no provision for federal income taxes on income from continuing operations is required, except for taxes on certain property sales and on income, if any, of DF Technical Services, LLC, our taxable REIT subsidiary (“TRS”). If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our income at regular corporate tax rates for the year in which we do not qualify and the succeeding four years. Although we expect to qualify for taxation as a REIT, we may be subject to state and local income and franchise taxes and to federal income and excise taxes on any undistributed income.

As of December 31, 2015 and 2014, we did not have any unrecognized tax benefits. We do not believe that there will be any material changes in our unrecognized tax positions over the next 12 months. We are subject to examination by the respective taxing authorities for the tax years 2012 through 2015.
In general, a TRS may perform non-customary services for customers, hold assets that DFT cannot hold directly and generally may engage in any real estate or non-real estate related business. A TRS is subject to corporate federal and state income taxes on its taxable income at regular statutory tax rates. For the years ended December 31, 2015 and 2013, we incurred no income taxes. For the year ended December 31, 2014, we incurred $0.1 million of income taxes.
We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
As of December 31, 2015, the TRS had a deferred tax asset of $4.6 million, comprised entirely of its net operating loss carryforward, and a deferred tax liability of $2.3 million, primarily comprised of a temporary depreciation difference, resulting in a net deferred tax asset of $2.3 million. We have recorded a full valuation allowance for this net deferred tax asset as of December 31, 2015 due to the uncertainty of the realizability of this asset. Accordingly, for the year December 31, 2015, we recorded a deferred income tax credit of $0.2 million to reverse the cumulative deferred tax expense recorded as of December 31, 2014, described below. The net operating loss carryforward of $4.6 million described above will begin to expire in 2031 if not utilized by then.
As of December 31, 2014, the TRS had a deferred tax asset of $5.5 million, comprised entirely of its net operating loss carryforward, and a deferred tax liability of $6.1 million, primarily comprised of a temporary depreciation difference, resulting in a net deferred tax liability of $0.6 million. For the year December 31, 2014, we recorded deferred income tax expense of $0.2 million related to this deferred tax liability.
Redeemable Noncontrolling Interests – Operating Partnership / Redeemable Partnership Units
Redeemable noncontrolling interests – operating partnership, as presented on DFT’s consolidated balance sheets, represent the limited partnership interests in the Operating Partnership (“OP units”) held by individuals and entities other than DFT. These interests are also presented on the Operating Partnership’s consolidated balance sheets, referred to as “redeemable partnership units.” Accordingly, the following discussion related to redeemable noncontrolling interests – operating partnership of DFT refers equally to redeemable partnership units of the Operating Partnership.
Redeemable noncontrolling interests – operating partnership, which require cash payment, or allow settlement in shares, but with the ability to deliver the shares outside of the control of DFT, are reported outside of the permanent equity section of the consolidated balance sheets of DFT and the Operating Partnership. Redeemable noncontrolling interests – operating partnership are adjusted for income, losses and distributions allocated to OP units not held by DFT (normal noncontrolling interest accounting amount). Adjustments to redeemable noncontrolling interests – operating partnership are recorded to reflect increases or decreases in the ownership of the Operating Partnership by holders of OP units, including the redemptions of OP units for cash or in exchange for shares of DFT’s common stock. If such adjustments result in redeemable noncontrolling interests – operating partnership being recorded at less than the redemption value of the OP units, redeemable noncontrolling interests – operating partnership are further adjusted to their redemption value (see Note 9). Redeemable noncontrolling interests – operating partnership are recorded at the greater of the normal noncontrolling interest accounting amount or redemption value. The following is a summary of activity for redeemable noncontrolling interests – operating partnership for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	OP Units
	Number	Amount
Balance at December 31, 2012	18,786,806	$453,889
Net income attributable to redeemable noncontrolling interests – operating partnership	—	5,214
Distributions declared	—	(15,050)
Redemption of operating partnership units	(3,115,269)	(75,600)
Adjustments to redeemable noncontrolling interests – operating partnership	—	18,791
Balance at December 31, 2013	15,671,537	$387,244
Net income attributable to redeemable noncontrolling interests – operating partnership	—	18,704
Distributions declared	—	(22,831)
Redemption of operating partnership units	(234,300)	(6,100)
Adjustments to redeemable noncontrolling interests – operating partnership	—	136,117
Balance at December 31, 2014	15,437,237	$513,134
Net loss attributable to redeemable noncontrolling interests – operating partnership	—	(5,993)
Distributions declared	—	(26,513)
Redemption of operating partnership units	(363,674)	(9,544)
Adjustments to redeemable noncontrolling interests – operating partnership	—	8,105
Balance at December 31, 2015	15,073,563	$479,189
The following is a summary of activity for redeemable partnership units for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	OP Units
	Number	Amount
Balance at December 31, 2012	18,786,806	$453,889
Redemption of operating partnership units	(3,115,269)	(75,600)
Adjustments to redeemable partnership units	—	8,955
Balance at December 31, 2013	15,671,537	$387,244
Redemption of operating partnership units	(234,300)	(6,100)
Adjustments to redeemable partnership units	—	131,990
Balance at December 31, 2014	15,437,237	$513,134
Redemption of operating partnership units	(363,674)	(9,544)
Adjustments to redeemable partnership units	—	(24,401)
Balance at December 31, 2015	15,073,563	$479,189
Net income is allocated to controlling interests and redeemable noncontrolling interests – operating partnership in accordance with the limited partnership agreement of the Operating Partnership. The following is a summary of net income attributable to controlling interests and transfers to redeemable noncontrolling interests – operating partnership for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	Year ended December 31,
	2015	2014	2013
Net income attributable to controlling interests	$1,907	$105,907	$48,391
Transfers from noncontrolling interests:
Net change in the Company’s common stock and additional paid in capital due to the redemption of OP units and other adjustments to redeemable noncontrolling interests – operating partnership	1,439	(130,017)	56,809
	$3,346	$(24,110)	$105,200

Earnings Per Share of DFT
Basic earnings per share is calculated by dividing the net income attributable to common shares for the period by the weighted average number of common shares outstanding during the period using the two class method. Diluted earnings per share is calculated by dividing the net income attributable to common shares for the period by the weighted average number of common and dilutive securities outstanding during the period using the two class method.
Earnings Per Unit of the Operating Partnership
Basic earnings per unit is calculated by dividing the net income attributable to common units for the period by the weighted average number of common units outstanding during the period using the two class method. Diluted earnings per unit is calculated by dividing the net income attributable to common units for the period by the weighted average number of common and dilutive securities outstanding during the period using the two class method.
Stock-based Compensation
We award stock-based compensation to employees and members of our Board of Directors in the form of common stock, restricted common stock and performance units. For each common stock award granted by DFT, the OP issues an equivalent common unit, which may be referred to herein as a common share, common stock, or a common unit. We estimate the fair value of the awards and recognize this value over the requisite service period. The fair value of restricted stock-based compensation is based on the market value of DFT’s common stock on the date of the grant. The fair value of options to purchase common stock is based on the Black-Scholes model. The fair value of performance units is based on a Monte Carlo simulation.
Compensation paid with Company common shares, which is included in general and administrative expense on our consolidated statements of operations, totaled $5.3 million, $6.2 million and $6.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. We capitalized $0.8 million, $0.7 million and $0.6 million of compensation paid with Company common shares to our data centers under development for the years ended December 31, 2015, 2014 and 2013, respectively.
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We will be required to apply the new standard in the first quarter of 2018 and are assessing whether the new standard will have a material effect on our financial position or results of operations.
In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40). Under this new guidance, management, will be required to perform a going concern evaluation similar to the auditor's evaluation required by standards issued by the Public Company Accounting Oversight Board and the American Institute of Certified Public Accountants. This evaluation will be required for both annual and interim reporting periods. We will be required to apply the new standard in the first quarter of 2017 and do not believe that the new standard will have a material effect on our financial position or results of operations.
Recently Adopted Accounting Pronouncements
In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. We have early-adopted this standard as of December 31, 2015, which changed the presentation of debt issuance costs on in our accompanying consolidated balance sheets. The new guidance requires that deferred financing costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. However, the FASB subsequently issued ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which allows an entity to continue to present line of credit issuance costs as an asset, regardless of whether there are any outstanding borrowings on the line of credit. Accordingly, for each of our recognized debt liabilities other than our Unsecured Credit Facility, we have reduced these balances by their respective deferred financing cost balances, net of accumulated amortization, and have applied this change retrospectively to all periods presented.
Change in Accounting Principle
As required by the new debt issuance cost guidance issued in April 2015, described above, we have retrospectively adjusted the presentation of deferred financing costs on our consolidated balance sheets for all prior periods presented, except for deferred loan costs relating to our Unsecured Credit Facility. The following table presents the prior period amounts that have been impacted by the new guidance and retrospectively adjusted on the consolidated balance sheet as of December 31, 2014:

	As of December 31, 2014
	As Previously Reported	Impact of Change in Accounting Principle	As Adjusted and Currently Reported
Deferred costs, net	$38,495	$13,621	$24,874
Mortgage notes payable, net of deferred financing costs	115,000	1,333	113,667
Unsecured term loan, net of deferred financing costs	250,000	1,055	248,945
Unsecured notes payable, net of discount and deferred financing costs	600,000	11,233	588,767
The following table presents the impact of the change in accounting principal as of December 31, 2015. The remaining balance of deferred financing costs included within deferred costs, net on our consolidated balance sheet relates to deferred financing costs, net of accumulated amortization, for our Unsecured Credit Facility of $3.2 million.

	As of December 31, 2015
	Balance Prior to Change	Impact of Change in Accounting Principle	As Currently Reported
Deferred costs, net	$38,688	$14,914	$23,774
Mortgage notes payable, net of deferred financing costs	115,000	925	114,075
Unsecured term loan, net of deferred financing costs	250,000	828	249,172
Unsecured notes payable, net of discount and deferred financing costs	848,124	13,161	834,963
3. Real Estate Assets
The following is a summary of our properties as of December 31, 2015 (dollars in thousands):

Property	Location	Land	Buildings and Improvements	Construction in Progress and Land Held for Development	Total Cost
ACC2	Ashburn, VA	$2,500	$154,192		$156,692
ACC3	Ashburn, VA	1,071	95,977		97,048
ACC4	Ashburn, VA	6,600	538,652		545,252
ACC5	Ashburn, VA	6,443	298,768		305,211
ACC6	Ashburn, VA	5,518	216,697		222,215
ACC7 Phase I-II	Ashburn, VA	4,876	167,766		172,642
VA3	Reston, VA	9,000	179,021		188,021
VA4	Bristow, VA	6,800	149,499		156,299
CH1	Elk Grove Village, IL	23,611	358,739		382,350
CH2 Phase I	Elk Grove Village, IL	3,998	71,847		75,845
NJ1 Phase I	Piscataway, NJ	3,584	73,221		76,805
SC1	Santa Clara, CA	20,202	432,557		452,759
		94,203	2,736,936	—	2,831,139
Construction in progress and land held for development	(1)			300,939	300,939
		$94,203	$2,736,936	$300,939	$3,132,078

(1)
Properties located in Ashburn, VA (ACC7 Phases III-IV and ACC8); Piscataway, NJ (NJ1 Phase II), Elk Grove Village, IL (CH2 Phases II-III and CH3) and Santa Clara, CA (SC2). In the fourth quarter of 2015, we determined that it was more likely than not that we would sell our NJ1 data center prior to the end of its previously estimated useful life. We believe that it is unlikely that we will develop NJ1 Phase II prior to the sale.

In August 2015, we acquired two parcels of land totaling 9.7 acres for a total purchase price of $8.6 million. These parcels are adjacent to our CH1 data center in Elk Grove Village, Illinois and are being held for the future development of CH3.
In February 2016, we acquired two parcels of undeveloped land in Ashburn, Virginia. One parcel is a 35.4 acre site that we purchased for $15.6 million, and the other parcel is an 8.6 acre site that we purchased for $4.6 million. These parcels are being held for future development of ACC9, ACC10 and either a powered base shell or build-to-suit data center.
The following presents the major components of our properties and the useful lives over which they are depreciated.

Component	Component Life (years)
Land	N/A
Building improvements	40
Electrical infrastructure—power distribution units	20
Electrical infrastructure—uninterrupted power supply	25
Electrical infrastructure—switchgear/transformers	30
Fire protection	40
Security systems	20
Mechanical infrastructure—heating, ventilating and air conditioning	20
Mechanical infrastructure—chiller pumps/building automation	25
Mechanical infrastructure—chilled water storage and pipes	30

4. Intangible Assets and Liabilities
Leasing costs are classified as deferred costs and are amortized as amortization expense on a straight-line basis over the remaining life of the underlying leases. As of December 31, 2015, these assets have a weighted average remaining life of 6.6 years with estimated future amortization as follows (in thousands):

Year Ending December 31,
2016	$4,167
2017	3,864
2018	3,336
2019	2,374
2020	1,868
2021 and thereafter	4,936
$20,545
Lease intangible assets and liabilities are classified as lease contracts above and below market value, respectively, and amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining term of the underlying leases. As of December 31, 2015, our net lease intangible assets have a weighted average remaining life of 7.8 years for above market leases and 4.3 years for below market leases with estimated net future amortization (as an increase (decrease) to rental income) as follows (in thousands):

Year Ending December 31,
2016	$464
2017	288
2018	56
2019	(421)
2020	(603)
2021 and thereafter	(1,681)
$(1,897)
Tenant origination costs are included in buildings and improvements in our accompanying consolidated balance sheets and are amortized as depreciation expense on a straight-line basis over the average remaining life of the underlying leases. As of December 31, 2015, these assets have a weighted average remaining life of 2.6 years with estimated future amortization as follows (in thousands):

Year Ending December 31,
2016	$1,243
2017	1,243
2018	746
$3,232

5. Leases
For the years ended December 31, 2015, 2014 and 2013, the following customers comprised more than 10.0% of our consolidated revenues:

	Microsoft	Facebook	Rackspace	Yahoo!
Year ended December 31, 2015	25.2%	16.9%	11.3%	8.9%
Year ended December 31, 2014	21.6%	17.4%	12.4%	10.9%
Year ended December 31, 2013	17.8%	19.2%	11.6%	13.0%
As of December 31, 2015, these four customers accounted for $(5.2) million, $42.5 million, $36.4 million, and $7.5 million of deferred rent and $9.8 million, $6.8 million, $4.3 million, and $2.5 million of prepaid rents, respectively. As of December 31, 2014, these four customers accounted for $(0.3) million, $43.6 million, $35.4 million, and $10.8 million of deferred rent and $8.3 million, $6.4 million, $0, and $3.8 million of prepaid rents, respectively. We do not hold security deposits from these customers. The majority of our customers operate within the technology industry and, as such, their viability is subject to market fluctuations in that industry.
As of December 31, 2015, future minimum lease payments to be received under noncancelable operating leases are as follows for the years ending December 31 (in thousands):

2016	$323,322
2017	327,062
2018	301,662
2019	237,931
2020	186,848
2021 and thereafter	482,871
$1,859,696

6. Debt
Debt Summary as of December 31, 2015 and December 31, 2014
($ in thousands)

	December 31, 2015				December 31, 2014
	Amounts (1)	% of Total	Rates	Maturities (years)	Amounts (1)
Secured	$115,000	9%	2.0%	2.2	$115,000
Unsecured	1,100,000	91%	4.9%	5.6	910,000
Total	$1,215,000	100%	4.6%	5.3	$1,025,000
Fixed Rate Debt:
Unsecured Notes due 2021	$600,000	49%	5.9%	5.7	$600,000
Unsecured Notes due 2023 (2)	250,000	21%	5.6%	7.5	—
Fixed Rate Debt	$850,000	70%	5.8%	6.2	$600,000
Floating Rate Debt:
Unsecured Credit Facility	—	—%	—%	2.4	60,000
Unsecured Term Loan	250,000	21%	1.7%	3.6	250,000
ACC3 Term Loan	115,000	9%	2.0%	2.2	115,000
Floating Rate Debt	365,000	30%	1.8%	3.1	425,000
Total	$1,215,000	100%	4.6%	5.3	$1,025,000

(1)	Principal amounts exclude deferred financing costs.
(2) Principal amount shown excludes original issue discount of $1.9 million.
Outstanding Indebtedness
Unsecured Credit Facility
Our Unsecured Credit Facility is an unsecured revolving credit facility with a total commitment of $700 million, which was increased from $560 million in July 2015. The Unsecured Credit Facility matures on May 13, 2018 and includes a one-year extension option, subject to the payment of an extension fee equal to 15 basis points on the total commitment in effect on such initial maturity date and certain other customary conditions. At our option, we may increase the total commitment under the facility to $800 million, if one or more lenders commit to being a lender for the additional amount and certain other customary conditions are met. We may also prepay the facility at any time, in whole or in part, without penalty or premium.
We may elect to have borrowings under the facility bear interest at either LIBOR or a base rate, which is based on the lender's prime rate, in each case plus an applicable margin. Prior to our receiving an investment grade credit rating, the applicable margin added to LIBOR and the base rate is based on the table below.

		Applicable Margin
Pricing Level	Ratio of Total Indebtedness to Gross Asset Value	LIBOR Rate Loans	Base Rate Loans
Level 1	Less than or equal to 35%	1.55%	0.55%
Level 2	Greater than 35% but less than or equal to 40%	1.65%	0.65%
Level 3	Greater than 40% but less than or equal to 45%	1.80%	0.80%
Level 4	Greater than 45% but less than or equal to 52.5%	1.95%	0.95%
Level 5	Greater than 52.5%	2.15%	1.15%
The applicable margin is currently set at pricing level 1. The terms of the facility provide for the adjustment of the applicable margin from time to time according to the ratio of the Operating Partnership’s total indebtedness to gross asset value in effect from time to time.
In the event we receive an investment grade credit rating, borrowings under the facility will bear interest based on the table below.

		Applicable Margin
Credit Rating Level	Credit Rating	LIBOR Rate Loans	Base Rate Loans
Level 1	Greater than or equal to A- by S&P or A3 by Moody’s	0.875%	0.00%
Level 2	Greater than or equal to BBB+ by S&P or Baa1 by Moody’s	0.925%	0.00%
Level 3	Greater than or equal to BBB by S&P or Baa2 by Moody’s	1.05%	0.05%
Level 4	Greater than or equal to BBB- by S&P or Baa3 by Moody’s	1.30%	0.30%
Level 5	Less than BBB- by S&P or Baa3 by Moody’s	1.70%	0.70%
Following the receipt of such investment grade rating, the terms of the facility provide for the adjustment of the applicable margin from time to time according to the rating then in effect.
The facility is unconditionally guaranteed, jointly and severally, on a senior unsecured basis by DFT and all of the Operating Partnership’s subsidiaries that currently guaranty the obligations under the Unsecured Notes due 2021, listed below.
The amount available for borrowings under the facility is determined according to a calculation comparing the value of certain unencumbered properties designated by the Operating Partnership at such time relative to the amount of the Operating Partnership's unsecured debt. Up to $35 million of the borrowings under the facility may be used for letters of credit.
As of December 31, 2015, a letter of credit of less than $0.1 million was outstanding under the facility. As of December 31, 2015, there were no borrowings outstanding under this facility. As of February 19, 2016, $40.0 million of borrowings were outstanding under this facility.
The facility requires that DFT, the Operating Partnership and their subsidiaries comply with various covenants, including with respect to restrictions on liens, incurring indebtedness, making investments, effecting mergers and/or asset sales, and certain limits on dividend payments, distributions and purchases of DFT's stock. In addition, the facility imposes financial maintenance covenants relating to, among other things, the following matters:

•	unsecured debt not exceeding 60% of the value of unencumbered assets;

•	net operating income generated from unencumbered properties divided by the amount of unsecured debt being not less than 12.5%;

•	total indebtedness not exceeding 60% of gross asset value;

•	fixed charge coverage ratio being not less than 1.70 to 1.00; and

•
tangible net worth being not less than $1.3 billion plus 80% of the sum of (i) net equity offering proceeds after March 21, 2012 and (ii) the value of equity interests issued in connection with a contribution of assets to the Operating Partnership or its subsidiaries.

The facility includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Operating Partnership under the facility to be immediately due and payable. We were in compliance with all covenants under the facility as of December 31, 2015.
ACC3 Term Loan
The ACC3 Term Loan is a $115 million term loan facility that is secured by our ACC3 data center facility and an assignment of the lease agreement between us and the customer of ACC3. The borrower, one of our subsidiaries, may elect to have borrowings under the ACC3 Term Loan bear interest at (i) LIBOR plus 1.55% or (ii) a base rate, which is based on the lender's prime rate, plus 0.55%. The interest rate is currently at LIBOR plus 1.55%. The ACC3 Term Loan matures on March 27, 2018, and we may prepay the ACC3 Term Loan at any time, in whole or in part, without penalty or premium. The Operating Partnership has guaranteed the outstanding principal amount of the ACC3 Term Loan, plus interest and certain costs under the loan.
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
We were in compliance with all of the covenants under the loan as of December 31, 2015.
Unsecured Term Loan
The Unsecured Term Loan is an unsecured term loan facility with a total commitment and amount outstanding of $250 million. The Unsecured Term Loan matures on July 21, 2019, and we may prepay the facility at any time, in whole or in part, without penalty or premium.
Under the terms of the Unsecured Term Loan, we may elect to have borrowings under the loan bear interest at either LIBOR or a base rate, which is based on the lender's prime rate, in each case plus an applicable margin. Prior to our receiving an investment grade credit rating, the applicable margin added to LIBOR and the base rate is based on the table below.

		Applicable Margin
Pricing Level	Ratio of Total Indebtedness to Gross Asset Value	LIBOR Rate Loans	Base Rate Loans
Level 1	Less than or equal to 35%	1.50%	0.50%
Level 2	Greater than 35% but less than or equal to 40%	1.60%	0.60%
Level 3	Greater than 40% but less than or equal to 45%	1.75%	0.75%
Level 4	Greater than 45% but less than or equal to 52.5%	1.90%	0.90%
Level 5	Greater than 52.5%	2.10%	1.10%
The applicable margin is currently set at pricing level 1. The terms of the Unsecured Term Loan also provide that, in the event we receive an investment grade credit rating, borrowings under the loan will bear interest based on the table below.

		Applicable Margin
Credit Rating Level	Credit Rating	LIBOR Rate Loans	Base Rate Loans
Level 1	Greater than or equal to A- by S&P or A3 by Moody’s	0.825%	0.00%
Level 2	Greater than or equal to BBB+ by S&P or Baa1 by Moody’s	0.875%	0.00%
Level 3	Greater than or equal to BBB by S&P or Baa2 by Moody’s	1.00%	0.00%
Level 4	Greater than or equal to BBB- by S&P or Baa3 by Moody’s	1.25%	0.25%
Level 5	Less than BBB- by S&P or Baa3 by Moody’s	1.65%	0.65%
Following the receipt of such investment grade rating, the terms of the loan provide for the adjustment of the applicable margin from time to time according to the rating then in effect.
The Unsecured Term Loan is unconditionally guaranteed jointly and severally, on a senior unsecured basis by DFT and the direct and indirect subsidiaries of DFT that guaranty the obligations of the Unsecured Credit Facility.
The Unsecured Term Loan requires that we comply with various covenants that are substantially the same as those applicable under the Unsecured Credit Facility, including with respect to restrictions on liens, incurring indebtedness, making investments, effecting mergers and/or asset sales, and certain restrictions on dividend payments. In addition, the Unsecured Term Loan imposes financial maintenance covenants substantially the same as those under the Unsecured Credit Facility relating to, among other things, the following matters:

•	unsecured debt not exceeding 60% of the value of unencumbered assets;

•	net operating income generated from unencumbered properties divided by the amount of unsecured debt being not less than 12.5%;

•	total indebtedness not exceeding 60% of gross asset value;

•	fixed charge coverage ratio being not less than 1.70 to 1.00; and

•
tangible net worth being not less than $1.3 billion plus 80% of the sum of (i) net equity offering proceeds after March 21, 2012 and (ii) the value of equity interests issued in connection with a contribution of assets to the Operating Partnership or its subsidiaries after March 21, 2012.

The Unsecured Term Loan includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations under the loan to be immediately due and payable. We were in compliance with all of the covenants under the loan as of December 31, 2015.
Unsecured Notes due 2021
On September 24, 2013, the Operating Partnership completed the sale of the Unsecured Notes due 2021, which represent $600 million of 5.875% senior unsecured notes due 2021. The Unsecured Notes due 2021 were issued at face value and mature on September 15, 2021. We pay interest on the Unsecured Notes due 2021 semi-annually, in arrears, on March 15th and September 15th of each year.
The Unsecured Notes due 2021 are unconditionally guaranteed, jointly and severally on a senior unsecured basis by DFT and certain of the Operating Partnership’s subsidiaries, including the subsidiaries that own the ACC2, ACC4, ACC5, ACC6, VA3, VA4, CH1, NJ1 and SC1 data centers and the SC2 land (collectively, the “Subsidiary Guarantors”), but excluding the subsidiaries that own the ACC3, ACC7 and CH2 data center facilities, the ACC8 land, our taxable REIT subsidiary, DF Technical Services, LLC and our property management subsidiary, DF Property Management LLC.
The Unsecured Notes due 2021 rank (i) equally in right of payment with all of the Operating Partnership's existing and future senior unsecured indebtedness, (ii) senior in right of payment with all of its existing and future subordinated indebtedness, (iii) effectively subordinate to any of the Operating Partnership's existing and future secured indebtedness and (iv) effectively junior to any liabilities of any subsidiaries of the Operating Partnership that do not guarantee the Unsecured Notes due 2021. The guarantees of the Unsecured Notes due 2021 by DFT and the Subsidiary Guarantors rank (i) equally in right of payment with such guarantor's existing and future senior unsecured indebtedness, (ii) senior in right of payment with all of such guarantor's existing and future subordinated indebtedness and (iii) effectively subordinate to any of such guarantor's existing and future secured indebtedness.
At any time prior to September 15, 2016, the Operating Partnership may redeem the Unsecured Notes due 2021, in whole or in part, at a price equal to the sum of (i) 100% of the principal amount of the Unsecured Notes due 2021 to be redeemed, plus (ii) a make-whole premium and accrued and unpaid interest. The Unsecured Notes due 2021 may be redeemed at the Operating Partnership's option, in whole or in part, at any time, on and after September 15, 2016 at the following redemption prices (expressed as percentages of the principal amount thereof) if redeemed during the 12-month period commencing September 15 of the years indicated below, in each case together with accrued and unpaid interest to the date of redemption:

Year	Redemption Price
2016	104.406%
2017	102.938%
2018	101.469%
2019 and thereafter	100.000%
If there is a change of control (as defined in the indenture governing the Unsecured Notes due 2021) of the Operating Partnership or DFT, we must offer to purchase the Unsecured Notes due 2021 at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest. In addition, in certain circumstances we may be required to use the net proceeds of asset sales to purchase a portion of the Unsecured Notes due 2021 at 100% of the principal amount thereof, plus accrued and unpaid interest.
The Unsecured Notes due 2021 have certain covenants limiting or prohibiting the ability of the Operating Partnership and certain of its subsidiaries from, among other things, (i) incurring secured or unsecured indebtedness, (ii) entering into sale and leaseback transactions, (iii) making certain dividend payments, distributions, purchases of DFT's common stock and investments, (iv) entering into transactions with affiliates, (v) entering into agreements limiting the ability to make certain transfers and other payments from subsidiaries, (vi) engaging in sales of assets or (vii) engaging in certain mergers, consolidations or transfers/sales of all or substantially all assets. However, DFT may pay the minimum dividend necessary to meet its REIT income distribution requirements.
The Unsecured Notes due 2021 also require the Operating Partnership and the Subsidiary Guarantors to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis. The Unsecured Notes due 2021 also have customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of ours or certain of our subsidiaries. Upon an event of default, the holders of the Unsecured Notes due 2021 or the trustee may declare the Unsecured Notes due 2021 due and immediately payable. We were in compliance with all covenants under the Unsecured Notes due 2021 as of December 31, 2015.
Unsecured Notes due 2023
On June 9, 2015, the Operating Partnership completed the sale of the Unsecured Notes due 2023, which represent $250 million of 5.625% senior unsecured notes due 2023. The Unsecured Notes due 2023 were issued at 99.205% of par and mature on June 15, 2023. We will pay interest on the Unsecured Notes due 2023 semi-annually, in arrears, on June 15th and December 15th of each year, beginning December 15, 2015.
The Unsecured Notes due 2023 are unconditionally guaranteed, jointly and severally on a senior unsecured basis by DFT and the same Subsidiary Guarantors as those that guaranty the Unsecured Notes due 2021.
The ranking of the Unsecured Notes due 2023 and the guarantees of these notes are the same as the ranking of the Unsecured Notes due 2021 and the guarantee of those notes.
At any time prior to June 15, 2018, the Operating Partnership may redeem the Unsecured Notes due 2023, in whole or in part, at a price equal to the sum of (i) 100% of the principal amount of the Unsecured Notes due 2023 to be redeemed, plus (ii) a make-whole premium and accrued and unpaid interest. The Unsecured Notes due 2023 may be redeemed at the Operating Partnership's option, in whole or in part, at any time, on and after June 15, 2018 at the following redemption prices (expressed as percentages of the principal amount thereof) if redeemed during the 12-month period commencing June 15 of the years indicated below, in each case together with accrued and unpaid interest to the date of redemption:

Year	Redemption Price
2018	104.219%
2019	102.813%
2020	101.406%
2021 and thereafter	100.000%
If there is a change of control (as defined in the indenture governing the Unsecured Notes due 2023) of the Operating Partnership or DFT, we must offer to purchase the Unsecured Notes due 2023 at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest. In addition, in certain circumstances we may be required to use the net proceeds of asset sales to purchase a portion of the Unsecured Notes due 2023 at 100% of the principal amount thereof, plus accrued and unpaid interest.
The Unsecured Notes due 2023 have certain covenants limiting or prohibiting the ability of the Operating Partnership and certain of its subsidiaries from, among other things, (i) incurring secured or unsecured indebtedness, (ii) entering into sale and leaseback transactions, (iii) making certain dividend payments, distributions, purchases of DFT's common stock and investments, (iv) entering into transactions with affiliates, (v) entering into agreements limiting the ability to make certain transfers and other payments from subsidiaries, (vi) engaging in sales of assets or (vii) engaging in certain mergers, consolidations or transfers/sales of all or substantially all assets. However, DFT may pay the minimum dividend necessary to meet its REIT income distribution requirements.
The Unsecured Notes due 2023 also require the Operating Partnership and the Subsidiary Guarantors to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis. The Unsecured Notes due 2023 also have customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of ours or certain of our subsidiaries. Upon an event of default, the holders of the Unsecured Notes due 2023 or the trustee may declare the Unsecured Notes due 2023 due and immediately payable. We were in compliance with all covenants under the Unsecured Notes due 2023 as of December 31, 2015.

A summary of our debt repayment schedule as of December 31, 2015 is as follows:
Debt Maturity as of December 31, 2015
($ in thousands)

Year	Fixed Rate (1)		Floating Rate (1)		Total (1)	% of Total	Rates
2016	$—		$3,750	(4)	$3,750	0.3%	2.0%
2017	—		8,750	(4)	8,750	0.7%	2.0%
2018	—		102,500	(4)	102,500	8.4%	2.0%
2019	—		250,000	(5)	250,000	20.6%	1.7%
2020	—		—		—	—%	—%
2021	600,000	(2)	—		600,000	49.4%	5.9%
2022	—		—		—	—%	—%
2023	250,000	(3)	—		250,000	20.6%	5.6%
Total	$850,000		$365,000		$1,215,000	100%	4.6%

(1)	Principal amounts exclude deferred financing costs.

(2)	The 5.875% Unsecured Notes due 2021 mature on September 15, 2021.

(3)	The 5.625% Unsecured Notes due 2023 mature on June 15, 2023. Principal amount excludes original issue discount of $1.9 million as of December 31, 2015.

(4)
The ACC3 Term Loan matures on March 27, 2018 with no extension option. Quarterly principal payments of $1.25 million begin on April 1, 2016, increase to $2.5 million on April 1, 2017 and continue through maturity.

(5)	The Unsecured Term Loan matures on July 21, 2019 with no extension option.

7. Related Party Transactions
For the years ended December 31, 2015, 2014 and 2013, we incurred $0, $0.1 million and $0.3 million of cost, respectively, to charter an aircraft for business travel that is owned by our former CEO. For the years ended December 31, 2015, 2014 and 2013, we incurred $0, $0 and $0.1 million of expenses for personal travel of our former CEO in lieu of his annual salary under the terms of his employment agreement. Effective February 5, 2013, we no longer reimbursed our former CEO for personal travel in lieu of salary.
We lease space for our headquarters building from an affiliate of our Chairman of the Board and our former CEO. Rent expense was $0.4 million for each of the years ended December 31, 2015, 2014 and 2013.
In February 2016, we acquired two parcels of undeveloped land in Ashburn, Virginia, from entities controlled by our Chairman of the Board and our former CEO. These two parcels were under contract as of December 31, 2015. One parcel is a 35.4 acre site that is adjacent to the Ashburn Corporate Center, where our ACC2, ACC3, ACC4, ACC5, ACC6 and ACC7 data center facilities are located, which we purchased for $15.6 million. The sole managers of the entity that owned this site are a limited liability company owned solely by our Chairman of the Board, which also owns approximately 7% of the seller, and a limited liability company owned solely by our former CEO which also owns approximately 1% of the seller.
The other parcel is an 8.6 acre site that is part of the Ashburn Corporate Center and adjacent to our ACC4 and ACC7 data center facilities, which we purchased for $4.6 million. Our Chairman of the Board and our former CEO are the sole managers of the limited liability company that manages the entity that owned this site. Our Chairman of the Board directly and indirectly owns approximately 23% of the seller, and our former CEO directly and indirectly owns approximately 18% of the seller. In addition, Frederic V. Malek, one of our independent directors, is a non-managing member of the entity that owns this site. Mr. Malek’s sole interest in this entity is the ownership of an approximately 4% non-managing membership interest; he is neither an employee nor an executive officer of this entity. The purchase price for each site was based on an appraisal prepared for the Audit Committee of our Board of Directors by an independent appraisal firm.

8. Commitments and Contingencies
We are involved from time to time in various legal proceedings, lawsuits, examinations by various tax authorities and claims that have arisen in the ordinary course of business. We currently believe that the resolution of such matters will not have a material adverse effect on our financial condition or results of operations.
Contracts related to the development of the ACC7 Phase II, ACC7 Phase III, CH2 Phase II and CH2 Phase III data centers were in place as of December 31, 2015. These contracts are cost plus in nature whereby the contract sum is the aggregate cost of the actual work performed and equipment purchased plus a contractor fee. Control estimates, which are adjusted from time to time to reflect any contract changes, are estimates of the total contract cost at completion. As of December 31, 2015 the ACC7 Phase II control estimate was $43.1 million of which $40.7 million had been incurred. An additional $1.1 million has been committed under this contract as of December 31, 2015. As of December 31, 2015 the ACC7 Phase III control estimate was $75.0 million of which $53.4 million had been incurred. An additional $10.5 million has been committed under this contract as of December 31, 2015. As of December 31, 2015, the CH2 Phase II control estimate was $17.8 million of which $10.6 million has been incurred. An additional $3.7 million has been committed under this contract as of December 31, 2015. As of December 31, 2015, the CH2 Phase III control estimate was $66.6 million of which $15.1 million has been incurred. An additional $18.8 million has been committed under this contract as of December 31, 2015.
Concurrent with DFT’s October 2007 initial public offering, we entered into tax protection agreements with some of the contributors of the initial properties including our Chairman of the Board and our former CEO. Pursuant to the terms of these agreements, if we dispose of any interest in the initial contributed properties that generates more than a certain allowable amount of built-in gain for the contributors, as a group, in any single year through 2017, we will indemnify the contributors for a portion of the tax liabilities incurred with respect to the amount of built-in gain and tax liabilities incurred as a result of the reimbursement payment. The amount of initial built-in gain that can be recognized as of January 1, 2016 without triggering the tax protection provisions is approximately 90% of the initial built in gain of $667 million (unaudited) or $600 million (unaudited). This percentage increases each year by 10%, accumulating to 100% in 2017. As of December 31, 2015, none of the tax protection provisions have been triggered and no liability has been recorded on our consolidated balance sheet. If, as of January 1, 2016, the tax protection provisions were triggered, we would not be liable for protection on the taxes related to the built-in gain. Additionally, pursuant to the terms of these agreements, we must provide an opportunity for certain of the contributors of the initial properties to guarantee a secured loan and, if we fail to do so, we could be liable for protection on the taxes related to approximately $97 million (unaudited) of remaining minimum liability. The amount of our liability for protection on taxes could be based on the highest federal, state and local capital gains tax rates of the applicable contributor. Any sale by the Company that requires payments to any of DFT’s executive officers or directors pursuant to these agreements requires the approval of at least 75% of the disinterested members of DFT’s Board of Directors.
9. Redeemable noncontrolling interests – operating partnership / Redeemable partnership units
Redeemable noncontrolling interests – operating partnership, as presented in DFT’s accompanying consolidated balance sheets, represent the OP units held by individuals and entities other than DFT. These interests are also presented in the Operating Partnership’s consolidated balance sheets, referred to as “redeemable partnership units.” Accordingly, the following discussion related to redeemable noncontrolling interests – operating partnership of DFT refers equally to redeemable partnership units of the Operating Partnership.
The redemption value of redeemable noncontrolling interests – operating partnership as of December 31, 2015 and December 31, 2014 was $479.2 million and $513.1 million, respectively, based on the closing share price of DFT’s common stock of $31.79 and $33.24, respectively, on those dates.
Holders of OP units are entitled to receive distributions in a per unit amount equal to the per share dividends made with respect to each share of DFT’s common stock, if and when DFT’s Board of Directors declares such a dividend. Holders of OP units have the right to tender their units for redemption, in an amount equal to the fair market value of DFT’s common stock. DFT may elect to redeem tendered OP units for cash or for shares of DFT’s common stock. During the years ended December 31, 2015, 2014 and 2013 OP unitholders redeemed a total of 363,674, 234,300, and 3,115,269 OP units, respectively, in exchange for an equal number of shares of common stock. See Note 2.
10. Preferred Stock
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
For the year ended December 31, 2015, DFT declared and paid the following cash dividends on its Series A Preferred Stock, of which the OP paid equivalent distributions on its preferred units:

Record Date	Payment Date	Cash Dividend	Ordinary Taxable Dividend (Unaudited)	Nontaxable Return of Capital Distributions (Unaudited)
4/2/2015	4/15/2015	$0.4921875	$0.4921875	$0.00
7/2/2015	7/15/2015	0.4921875	0.4921875	0.00
10/2/2015	10/15/2015	0.4921875	0.4921875	0.00
12/30/2015	1/15/2016	0.4921875	0.4921875	0.00
		$1.9687500	$1.9687500	$0.00
For the year ended December 31, 2014, DFT declared and paid the following cash dividends on its Series A Preferred Stock, of which the OP paid equivalent distributions on its preferred units:

Record Date	Payment Date	Cash Dividend	Ordinary Taxable Dividend (Unaudited)	Nontaxable Return of Capital Distributions (Unaudited)
4/4/2014	4/15/2014	$0.4921875	$0.4921875	$0.00
7/3/2014	7/15/2014	0.4921875	0.4921875	0.00
10/3/2014	10/15/2014	0.4921875	0.4921875	0.00
12/30/2014	1/15/2015	0.4921875	0.4921875	0.00
		$1.9687500	$1.9687500	$0.00
For the year ended December 31, 2013, DFT declared and paid the following cash dividends on its Series A Preferred Stock, of which the OP paid equivalent distributions on its preferred units:

Record Date	Payment Date	Cash Dividend	Ordinary Taxable Dividend (Unaudited)	Nontaxable Return of Capital Distributions (Unaudited)
4/5/2013	4/15/2013	$0.4921875	$0.4921875	$0.00
7/5/2013	7/15/2013	0.4921875	0.4921875	0.00
10/4/2013	10/15/2013	0.4921875	0.4921875	0.00
12/27/2013	1/15/2014	0.4921875	0.4921875	0.00
		$1.9687500	$1.9687500	$0.00
Effective October 15, 2015, we may, at our option, redeem the Series A Preferred Stock, in whole, at any time, or in part, from time to time, for cash at a redemption price of $25 per share, plus any accrued and unpaid dividends to, but not including, the date of redemption.
If, at any time following a change of control, the Series A Preferred Stock is not listed on the NYSE or quoted on NASDAQ (or listed or quoted on a successor exchange or quotation system), holders will be entitled to receive dividends at an increased rate of 11.875%, and we will have the option to redeem the Series A Preferred Stock, in whole but not in part, within 90 days after the first date on which both the change of control has occurred and the Series A Preferred Stock is not so listed or quoted, for cash at $25 per share, plus accrued and unpaid dividends (whether or not declared) to, but not including, the redemption date.
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
For the year ended December 31, 2015, DFT declared and paid the following cash dividends on its Series B Preferred Stock, of which the OP paid equivalent distributions on its preferred units:

Record Date	Payment Date	Cash Dividend	Ordinary Taxable Dividend (Unaudited)	Nontaxable Return of Capital Distributions (Unaudited)
4/2/2015	4/15/2015	$0.4765625	$0.4765625	$0.00
7/2/2015	7/15/2015	0.4765625	0.4765625	0.00
10/2/2015	10/15/2015	0.4765625	0.4765625	0.00
12/30/2015	1/15/2016	0.4765625	0.4765625	0.00
		$1.9062500	$1.9062500	$0.00
For the year ended December 31, 2014, DFT declared and paid the following cash dividends on its Series B Preferred Stock, of which the OP paid equivalent distributions on its preferred units:

Record Date	Payment Date	Cash Dividend	Ordinary Taxable Dividend (Unaudited)	Nontaxable Return of Capital Distributions (Unaudited)
4/4/2014	4/15/2014	$0.4765625	$0.4765625	$0.00
7/3/2014	7/15/2014	0.4765625	0.4765625	0.00
10/3/2014	10/15/2014	0.4765625	0.4765625	0.00
12/30/2014	1/15/2015	0.4765625	0.4765625	0.00
		$1.9062500	$1.9062500	$0.00
For the year ended December 31, 2013, DFT declared and paid the following cash dividends on its Series B Preferred Stock, of which the OP paid equivalent distributions on its preferred units:

Record Date	Payment Date	Cash Dividend	Ordinary Taxable Dividend (Unaudited)	Nontaxable Return of Capital Distributions (Unaudited)
4/5/2013	4/15/2013	$0.4765625	$0.4765625	$0.00
7/5/2013	7/15/2013	0.4765625	0.4765625	0.00
10/4/2013	10/15/2013	0.4765625	0.4765625	0.00
12/27/2013	1/15/2014	0.4765625	0.4765625	0.00
		$1.9062500	$1.9062500	$0.00
Except in instances relating to preservation of DFT's qualification as a REIT or pursuant to the special optional redemption right and conversion right discussed below, the Series B Preferred Stock is not redeemable prior to March 15, 2016 or convertible at any time. On and after March 15, 2016, we may, at our option, redeem the Series B Preferred Stock, in whole, at any time, or in part, from time to time, for cash at a redemption price of $25 per share, plus any accrued and unpaid dividends to, but not including, the date of redemption.
Upon the occurrence of a change of control, we have a special optional redemption right that enables us to redeem the Series B Preferred Stock within 120 days after the first date on which a change of control has occurred resulting in neither DFT nor the surviving entity having a class of common shares listed on the NYSE, NYSE Amex or NASDAQ. For this special redemption right, the redemption price is $25 per share in cash, plus accrued and unpaid dividends (whether or not declared) to, but not including, the redemption date.
Upon the occurrence of a change of control that results in neither DFT nor the surviving entity having a class of common shares listed on the NYSE, NYSE Amex or NASDAQ, the holder will have the right (subject to our special optional redemption right to redeem the Series B Preferred Stock) to convert some or all of the Series B Preferred Stock into a number of shares of DFT's common stock equal to the lesser of (A) the quotient obtained by dividing (i) the sum of (x) $25.00, plus (y) an amount equal to any accrued and unpaid dividends, whether or not declared, to but not including, the date of conversion (unless the date of conversion is after a record date for a Series B Preferred Stock dividend payment and prior to the corresponding Series B Preferred Stock dividend payment date, in which case no additional amount for such accrued and unpaid dividend will be included in this quotient), by (ii) the price of DFT's common stock, and (B) 2.105 (the Share Cap), subject to certain adjustments and provisions for the receipt of alternative consideration of equivalent value.

11. Stockholders’ Equity of DFT and Partners’ Capital of the OP
During the years ended December 31, 2015, 2014 and 2013:

•
DFT issued an aggregate of 565,162, 163,187 and 216,209 shares of common stock, respectively, in connection with our annual grant of restricted stock to employees, the hiring of new employees and grants and retainers for our Board of Directors. The OP issued an equivalent number of units to the REIT.

•	OP unitholders redeemed a total of 363,674, 234,300 and 3,115,269 OP units, respectively, in exchange for an equal number of shares of DFT’s common stock.
For the year ended December 31, 2015, DFT declared and paid the following cash dividends totaling $1.73 per share on its common stock, of which the OP paid equivalent distributions on OP units:

Record Date	Payment Date	Cash Dividend	Ordinary Taxable Dividend (Unaudited)	Nontaxable Return of Capital Distributions (Unaudited)
04/02/2015	04/15/2015	$0.42	$0.42	$—
07/02/2015	07/15/2015	0.42	0.42	—
10/02/2015	10/15/2015	0.42	0.42	—
12/30/2015	01/16/2016	0.47	0.33	—
		$1.73	$1.59	$—

Of the $0.47 dividend paid in January 2016, $0.14 (unaudited) will be included in 2016 taxable common dividends.
For the year ended December 31, 2014, DFT declared and paid the following cash dividends totaling $1.47 per share on its common stock, of which the OP paid equivalent distributions on OP units:

Record Date	Payment Date	Cash Dividend	Ordinary Taxable Dividend (Unaudited)	Nontaxable Return of Capital Distributions (Unaudited)
04/04/2014	04/15/2014	$0.35	$0.35	$—
07/03/2014	07/15/2014	0.35	0.35	—
10/03/2014	10/15/2014	0.35	0.35	—
12/30/2014	01/15/2015	0.42	0.39	—
		$1.47	$1.44	$—

Of the $0.42 dividend paid in January 2015, $0.03 (unaudited) was included in 2015 taxable common dividends.
For the year ended December 31, 2013, DFT declared and paid the following cash dividends totaling $0.95 per share on its common stock, of which the OP paid equivalent distributions on OP units:

Record Date	Payment Date	Cash Dividend	Ordinary Taxable Dividend (Unaudited)	Nontaxable Return of Capital Distributions (Unaudited)
04/05/2013	04/15/2013	$0.20	$0.172	$0.028
07/05/2013	07/15/2013	0.25	0.214	0.036
10/04/2013	10/15/2013	0.25	0.214	0.036
12/27/2013	01/15/2014	0.25	—	0.000
		$0.95	$0.600	$0.100

Of the $0.25 dividend paid in January 2014, $0.25 (unaudited) was included in 2014 taxable common dividends.
In September 2013, the Board of Directors approved a common stock repurchase program to acquire up to $122.2 million of DFT's common shares. Under this program, which expired on December 31, 2014, DFT repurchased none of its common stock.
In December 2014, the Board of Directors approved a common stock repurchase program to acquire up to $120.0 million of DFT's common shares in 2015. Under this program, which expired on December 31, 2015, DFT repurchased 1,002,610 shares of its common stock totaling $31.9 million. All repurchased shares were retired immediately, and the Operating Partnership retired an equivalent number of units.

12. Equity Compensation Plan
In May 2011, our Board of Directors adopted the 2011 Equity Incentive Plan (the “2011 Plan”) following approval from our stockholders. The 2011 Plan is administered by the Compensation Committee of our Board of Directors. The 2011 Plan allows us to provide equity-based compensation to our personnel and directors in the form of stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units, performance-based awards, unrestricted stock, long term incentive units (“LTIP units”) and other awards.
The 2011 Plan authorizes a maximum aggregate of 6,300,000 share equivalents be reserved for future issuances. In addition, shares that were awarded under our 2007 Equity Compensation Plan (the “2007 Plan”) that subsequently become available due to forfeitures of such awards are available for issuance under the 2011 Plan.
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
As of December 31, 2015, 3,247,727 share equivalents were issued under the 2011 Plan, and the maximum aggregate amount of share equivalents remaining available for future issuance was 3,052,273.
Restricted Stock
Restricted stock awards vest over specified periods of time as long as the employee remains employed with the Company. The following table sets forth the number of unvested shares of restricted stock and the weighted average fair value of these shares at the date of grant:

	Shares of Restricted Stock	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2012	297,919	$22.31
Granted	203,241	$22.82
Vested	(162,353)	$21.73
Forfeited	(34,843)	$22.86
Unvested balance at December 31, 2013	303,964	$22.89
Granted	149,608	$25.63
Vested	(125,798)	$23.02
Forfeited	(3,785)	$23.98
Unvested balance at December 31, 2014	323,989	$24.10
Granted	171,475	$32.12
Vested	(138,585)	$23.87
Forfeited	(7,737)	$28.71
Unvested balance at December 31, 2015	349,142	$28.02
During the years ended December 31, 2015, 2014 and 2013, we issued 171,475, 149,608 and 203,241 shares of restricted stock, respectively, which had an aggregate value of $5.5 million, $3.8 million and $4.6 million, on the respective grant dates. These amounts will be amortized to expense over the respective vesting periods, which are typically three years. Also during the years ended December 31, 2015, 2014 and 2013, 138,585, 125,798 and 162,353 shares of restricted stock vested, respectively, at an intrinsic value of $4.3 million, $3.4 million and $3.8 million on their respective vesting dates.
As of December 31, 2015, total unearned compensation on restricted stock was $6.2 million, and the weighted average vesting period was 1.0 year.

Stock Options
Stock option awards are granted with an exercise price equal to the closing market price of DFT’s common stock at the date of grant and vest over specified periods of time as long as the employee remains employed with the Company. All shares to be issued upon option exercises will be newly issued shares and the options have 10-year contractual terms. During the year ended December 31, 2015, no options were granted to employees.
A summary of our stock option activity under the applicable equity incentive plan for the years ended December 31, 2015, 2014 and 2013 is presented in the tables below.

	Number of Options	Weighted Average Exercise Price
Under option, December 31, 2012	2,076,781	$15.17
Granted	374,214	$22.62
Exercised	(250,472)	$6.83
Forfeited	(100,613)	$22.83
Under option, December 31, 2013	2,099,910	$17.13
Granted	—	$—
Exercised	(507,056)	$10.95
Forfeited	—	$—
Under option, December 31, 2014	1,592,854	$19.09
Granted	—	$—
Exercised	(362,642)	$21.87
Forfeited	—	$—
Under option, December 31, 2015	1,230,212	$18.28

	Shares Subject to Option	Total Unearned Compensation		Weighted Average Vesting Period	Weighted Average Remaining Contractual Term
As of December 31, 2013	2,099,910	$1.9	million	0.8 years	6.9 years
As of December 31, 2014	1,592,854	$0.7	million	0.5 years	6.2 years
As of December 31, 2015	1,230,212	$0.1	million	0.2 years	4.9 years
The following table sets forth the number of unvested options as of December 31, 2015, 2014 and 2013 and the weighted average fair value of these options at the grant date.

	Number of Options	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2012	809,991	$6.96
Granted	374,214	$4.75
Vested	(399,481)	$7.34
Forfeited	(100,613)	$5.55
Unvested balance at December 31, 2013	684,111	$5.73
Granted	—	$—
Vested	(381,787)	$6.28
Forfeited	—	$—
Unvested balance at December 31, 2014	302,324	$5.05
Granted	—	$—
Vested	(263,553)	$5.10
Forfeited	—	$—
Unvested balance at December 31, 2015	38,771	$4.75

The following tables set forth the number of exercisable options as of December 31, 2015, 2014 and 2013 and the weighted average fair value and exercise price of these options at the grant date.

	Number of Options	Weighted Average Fair Value at Date of Grant
Options Exercisable at December 31, 2012	1,266,790	$3.52
Vested	399,481	$7.34
Exercised	(250,472)	$2.35
Options Exercisable at December 31, 2013	1,415,799	$4.81
Vested	381,787	$6.28
Exercised	(507,056)	$3.54
Options Exercisable at December 31, 2014	1,290,530	$5.74
Vested	263,553	$5.10
Exercised	(362,642)	$6.34
Options Exercisable at December 31, 2015	1,191,441	$5.41

	Exercisable Options	Intrinsic Value		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
As of December 31, 2013	1,415,799	$14.7	million	$14.33	6.1 years
As of December 31, 2014	1,290,530	$19.3	million	$18.27	5.8 years
As of December 31, 2015	1,191,441	$16.3	million	$18.14	4.9 years
The intrinsic value of stock options exercised during the years ended December 31, 2015, 2014 and 2013 was $3.7 million, $7.7 million and $4.5 million, respectively.
The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility used in the Black-Scholes model is based on DFT’s historical volatility. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following table summarizes the assumptions used to value the stock options granted and the fair value of these options granted during the year ended December 31, 2013. No stock options were granted during the years ended December 31, 2015 and 2014.

2013
Number of options granted	374,214
Exercise price	$22.62
Expected term (in years)	5
Expected volatility	34%
Expected annual dividend	4%
Risk-free rate	0.83%
Fair value at date of grant	$1.8 million
Performance Units
Performance unit awards are awarded to certain executive employees and have a three calendar-year performance period with no dividend rights. Performance units will be settled in common shares following the performance period as long as the employee remains employed with us on the vesting date, which is the March 1st date following the last day of the applicable performance period. Performance units are valued using a Monte Carlo simulation and are amortized over the three year vesting period from the grant date to the vesting date. The number of common shares settled could range from 0% to 300%. For performance unit award grants prior to 2014, the vesting amount is dependent on DFT’s total stockholder return compared to the MSCI US REIT index over the three calendar-year performance period.

For performance unit grants awarded in 2014 and 2015, one-half of the recipient's performance unit award is dependent on DFT’s total stockholder return compared to the MSCI US REIT index over the three calendar-year performance period. The other half of the performance unit award is dependent on DFT’s total stockholder return compared to an index of five comparable publicly traded data center companies over the three calendar-year performance period. For performance unit grants awarded in 2013, the entire award is dependent on DFT’s total stockholder return compared to the MSCI US REIT index over the three calendar-year performance period. The following table summarizes the assumptions used to value, and the resulting fair and maximum values of, the performance units granted during the years ended December 31, 2015, 2014 and 2013.

	2015	2014	2013
Number of performance units granted	48,674	110,441	60,468
Expected volatility	24%	30%	33%
Expected annual dividend	5%	5%	4%
Risk-free rate	1.06%	0.74%	0.40%
Performance unit fair value at date of grant	$38.34	$33.50	$25.59
Total grant fair value at date of grant	$1.9 million	$3.7 million	$1.5 million
Maximum value of grant on vesting date based on closing price of DFT's stock at the date of grant	$4.7 million	$8.5 million	$4.1 million

During the year ended December 31, 2015, 4,225 performance units were forfeited with a weighted average fair value of $36.30 per unit. During the year ended December 31, 2014, no performance units were forfeited. During the year ended December 31, 2013, 22,091 performance units were forfeited with a weighted average fair value of $26.93 per unit. As of December 31, 2015, total unearned compensation on outstanding performance units was $1.8 million.

For the performance units granted in 2013, based on DFT’s total stockholder return compared to the MSCI US REIT index return for the period from January 1, 2013 to January 1, 2016, 32,985 common shares will be issued upon the vesting of these performance units on March 1, 2016. For the performance units granted in 2012, based on DFT’s total stockholder return compared to the MSCI US REIT index return for the period from January 1, 2012 to January 1, 2015, no common shares were issued.
13. (Loss) Earnings Per Share of DFT

The following table sets forth the reconciliation of basic and diluted average shares outstanding used in the computation of earnings per share of common stock (in thousands except for share and per share amounts):

	Twelve months ended December 31,
	2015	2014	2013
Basic and Diluted Shares Outstanding
Weighted average common shares – basic	65,184,013	65,486,108	64,645,316
Effect of dilutive securities	—	600,271	828,723
Weighted average common shares – diluted	65,184,013	66,086,379	65,474,039
Calculation of Earnings per Share – Basic
Net (loss) income attributable to common shares	$(25,338)	$78,662	$21,146
Net income allocated to unvested restricted shares	(599)	(484)	(267)
Net (loss) income attributable to common shares, adjusted	(25,937)	78,178	20,879
Weighted average common shares – basic	65,184,013	65,486,108	64,645,316
(Loss) earnings per common share – basic	$(0.40)	$1.19	$0.32
Calculation of Earnings per Share – Diluted
Net (loss) income attributable to common shares	$(25,937)	$78,178	$21,146
Adjustments to redeemable noncontrolling interests	—	—	55
Adjusted net (loss) income available to common shares	(25,937)	78,178	21,201
Weighted average common shares – diluted	65,184,013	66,086,379	65,474,039
(Loss) earnings per common share – diluted	$(0.40)	$1.18	$0.32

The following table sets forth the amount of stock options and performance units that have been excluded from the calculation of diluted earnings per share (in millions):

	Twelve months ended December 31,
	2015	2014	2013
Stock Options	0.6	—	0.6
Performance Units	0.1	0.1	0.1
All of the stock options were antidilutive for the twelve months ended December 31, 2015 because of the net loss incurred during the year. The stock options presented above for the twelve months ended December 31, 2013 were excluded from the calculation of diluted earnings per share as their effect would have been antidilutive. The performance units presented above for the twelve months ended December 31, 2015, 2014 and 2013 were antidilutive because the vesting conditions for these awards were not met in each of these years.

14. (Loss) Earnings Per Unit of the Operating Partnership
The following table sets forth the reconciliation of basic and diluted average units outstanding used in the computation of earnings per unit:

	Twelve months ended December 31,
	2015	2014	2013
Basic and Diluted Units Outstanding
Weighted average common units – basic (includes redeemable partnership units and units of general and limited partners)	80,599,199	81,053,127	80,580,556
Effect of dilutive securities	—	600,271	828,723
Weighted average common units – diluted	80,599,199	81,653,398	81,409,279
The following table sets forth the amount of stock options and performance units that have been excluded from the calculation of diluted earnings per unit (in millions):

	Twelve months ended December 31,
	2015	2014	2013
Stock Options	0.6	—	0.6
Performance Units	0.1	0.1	0.1
All of the stock options were antidilutive for the twelve months ended December 31, 2015 because of the net loss incurred during the year. The stock options presented above for the twelve months ended December 31, 2013 were excluded from the calculation of diluted earnings per share as their effect would have been antidilutive. The performance units presented above for the twelve months ended December 31, 2015, 2014 and 2013 were antidilutive because the vesting conditions for these awards were not met in each of these years.

15. Employee Benefit Plan
We have a tax qualified retirement plan (“401(k) Plan”) that provides employees with an opportunity to save for retirement on a tax advantaged basis. Employees participate in the 401(k) Plan on their first day of employment and are able to defer compensation up to the limits established by the Internal Revenue Service. We match 50% of the employees' contributions up to a maximum match contribution of 4% of the employees' eligible compensation. Our contributions vest immediately. For the year ended December 31, 2015, we contributed $0.5 million to the 401(k) Plan, and for each of the years ended December 31, 2014 and 2013, we contributed $0.4 million to the 401(k) Plan.

16. Fair Value
Assets and Liabilities Measured at Fair Value
We follow the authoritative guidance issued by the FASB relating to fair value measurements that defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The guidance applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the guidance does not require any new fair value measurements of reported balances. The guidance excludes the accounting for leases, as well as other authoritative guidance that address fair value measurements on lease classification and measurement. The authoritative guidance issued by the FASB emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.
Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity's own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.
The authoritative guidance issued by the FASB requires disclosure of the fair value of financial instruments. Fair value estimates are subjective in nature and are dependent on a number of important assumptions, including estimates of future cash flows, risks, discount rates, and relevant comparable market information associated with each financial instrument. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the amounts are not necessarily indicative of the amounts we would realize in a current market exchange.
The following methods and assumptions were used in estimating the fair value amounts and disclosures for financial instruments as of December 31, 2015 and 2014:

•
Cash and cash equivalents: The carrying amount of cash and cash equivalents reported in the accompanying consolidated balance sheets approximates fair value because of the short maturity of these instruments (i.e., less than 90 days).

•
Rents and other receivables, accounts payable and accrued liabilities, and prepaid rents: The carrying amount of these assets and liabilities reported in the accompanying consolidated balance sheets approximates fair value because of the short-term nature of these amounts.

•
Debt: As of December 31, 2015, the combined balance of our Unsecured Notes due 2021, Unsecured Notes due 2023, Unsecured Term Loan and ACC3 Term Loan, excluding the effect of deferred financing costs, was $1,213.1 million with a fair value of $1,237.2 million. The Unsecured Notes due 2021 and Unsecured Notes due 2023 were valued based on Level 2 data which consisted of a quoted price from Bloomberg. The ACC3 Loan and the Unsecured Term Loan were valued based on Level 3 data which consisted of a one-month LIBOR swap rate coterminous with the maturity of each loan plus a spread consistent with current market conditions.

As of December 31, 2014, the combined balance of our Unsecured Notes due 2021, Unsecured Term Loan, Unsecured Credit Facility and ACC3 Term Loan, excluding the effect of deferred financing costs, was $1,025.0 million with a fair value of $1,037.8 million. The Unsecured Notes due 2021 were valued based on Level 2 data which consisted of a quoted price from Bloomberg. We believe that the carrying values of our ACC3 Term Loan, Unsecured Credit Facility and Unsecured Term Loan approximated each of their fair values as of December 31, 2014. Each of these loans bears interest at LIBOR plus a spread that is consistent with current market conditions.

17. Quarterly Financial Information (unaudited)
The table below reflects the selected quarterly information for the years ended December 31, 2015 and 2014 (in thousands except share data):

	Three months ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total revenue	$115,923	$115,337	$113,826	$107,314
Net (loss) income	(91,953)	30,393	31,141	26,333
Net (loss) income attributable to common shares	(79,871)	19,062	19,668	15,803
Net (loss) income attributable to common shares per common share-basic	(1.23)	0.29	0.30	0.24
Net (loss) income attributable to common shares per common share-diluted	(1.23)	0.29	0.30	0.24

	Three months ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Total revenue	$107,977	$105,578	$101,950	$102,087
Net income	29,737	30,272	32,958	31,644
Net income attributable to common shares	18,536	18,960	21,121	20,045
Net income attributable to common shares per common share-basic (1)	0.28	0.29	0.32	0.30
Net income attributable to common shares per common share-diluted	0.28	0.29	0.32	0.30

(1) Amounts do not equal full year results due to rounding.

18. Supplemental Consolidating Financial Data for Subsidiary Guarantors of the Unsecured Notes
Our Unsecured Notes due 2021 and Unsecured Notes due 2023 are unconditionally guaranteed, jointly and severally on a senior unsecured basis by DFT and certain of our subsidiaries, including the subsidiaries that own the ACC2, ACC4, ACC5, ACC6, VA3, VA4, CH1, NJ1 and SC1 data centers and the SC2 land (collectively, the "Subsidiary Guarantors"), but excluding the subsidiaries that own the ACC3, ACC7 and CH2 data center facilities, the ACC8 and CH3 land and the TRS (collectively, the "Subsidiary Non-Guarantors"). The following consolidating financial information sets forth the financial position as of December 31, 2015 and December 31, 2014 and the results of operations and cash flows for the years ended December 31, 2015, 2014 and 2013 of the Operating Partnership, Subsidiary Guarantors and the Subsidiary Non-Guarantors.

DUPONT FABROS TECHNOLOGY, L.P. SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS (in thousands except share data)

	December 31, 2015
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
ASSETS
Income producing property:
Land	$—	$84,258	$9,945	$—	$94,203
Buildings and improvements	—	2,399,016	337,920	—	2,736,936
	—	2,483,274	347,865	—	2,831,139
Less: accumulated depreciation	—	(522,096)	(38,741)	—	(560,837)
Net income producing property	—	1,961,178	309,124	—	2,270,302
Construction in progress and land held for development	—	25,545	275,394	—	300,939
Net real estate	—	1,986,723	584,518	—	2,571,241
Cash and cash equivalents	21,697	—	5,318	—	27,015
Rents and other receivables	1,391	7,563	634	—	9,588
Deferred rent	—	122,830	6,111	—	128,941
Lease contracts above market value, net	—	6,029	—	—	6,029
Deferred costs, net	3,236	14,250	6,288	—	23,774
Investment in affiliates	2,546,465	—	—	(2,546,465)	—
Prepaid expenses and other assets	3,025	39,642	2,022	—	44,689
Total assets	$2,575,814	$2,177,037	$604,891	$(2,546,465)	$2,811,277

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Line of credit	$—	$—	$—	$—	$—
Mortgage notes payable, net of deferred financing costs	—	—	114,075	—	114,075
Unsecured term loan, net of deferred financing costs	249,172	—	—	—	249,172
Unsecured notes payable, net of discount and deferred financing costs	834,963	—	—	—	834,963
Accounts payable and accrued liabilities	4,516	23,615	4,170	—	32,301
Construction costs payable	43	293	21,707	—	22,043
Accrued interest payable	11,815	—	6	—	11,821
Distribution payable	43,906	—	—	—	43,906
Lease contracts below market value, net	—	4,132	—	—	4,132
Prepaid rents and other liabilities	12	62,630	4,835	—	67,477
Total liabilities	1,144,427	90,670	144,793	—	1,379,890
Redeemable partnership units	479,189	—	—	—	479,189
Commitments and contingencies	—	—	—	—	—
Limited Partners’ Capital:
Series A cumulative redeemable perpetual preferred units, 7,400,000 issued and outstanding at December 31, 2015	185,000	—	—	—	185,000
Series B cumulative redeemable perpetual preferred units, 6,650,000 issued and outstanding at December 31, 2015	166,250	—	—	—	166,250
Common units, 65,443,277 issued and outstanding at December 31, 2015	594,927	2,086,367	460,098	(2,546,465)	594,927
General partner’s capital, 662,373 common units issued and outstanding at December 31, 2015	6,021	—	—	—	6,021
Total partners’ capital	952,198	2,086,367	460,098	(2,546,465)	952,198
Total liabilities & partners’ capital	$2,575,814	$2,177,037	$604,891	$(2,546,465)	$2,811,277

DUPONT FABROS TECHNOLOGY, L.P. SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS (in thousands except share data)

	December 31, 2014
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
ASSETS
Income producing property:
Land	$—	$79,935	$3,858	$—	$83,793
Buildings and improvements	—	2,427,706	195,833	—	2,623,539
	—	2,507,641	199,691	—	2,707,332
Less: accumulated depreciation	—	(473,203)	(31,666)	—	(504,869)
Net income producing property	—	2,034,438	168,025	—	2,202,463
Construction in progress and land held for development	—	145,229	213,736	—	358,965
Net real estate	—	2,179,667	381,761	—	2,561,428
Cash and cash equivalents	21,806	—	3,574	—	25,380
Rents and other receivables	1,775	5,513	825	—	8,113
Deferred rent	—	139,542	2,823	—	142,365
Lease contracts above market value, net	—	8,054	—	—	8,054
Deferred costs, net	3,669	16,098	5,107	—	24,874
Investment in affiliates	2,547,049	—	—	(2,547,049)	—
Prepaid expenses and other assets	2,865	43,866	1,564	—	48,295
Total assets	$2,577,164	$2,392,740	$395,654	$(2,547,049)	$2,818,509

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Line of credit	$60,000	$—	$—	$—	$60,000
Mortgage notes payable, net of deferred financing costs	—	—	113,667	—	113,667
Unsecured term loan, net of deferred financing costs	248,945	—	—	—	248,945
Unsecured notes payable, net of discount and deferred financing costs	588,767	—	—	—	588,767
Accounts payable and accrued liabilities	4,432	19,580	2,961	—	26,973
Construction costs payable	—	4,312	28,637	—	32,949
Accrued interest payable	10,754	—	5	—	10,759
Distribution payable	39,981	—	—	—	39,981
Lease contracts below market value, net	—	7,037	—	—	7,037
Prepaid rents and other liabilities	28	61,728	3,418	—	65,174
Total liabilities	952,907	92,657	148,688	—	1,194,252
Redeemable partnership units	513,134	—	—	—	513,134
Commitments and contingencies	—	—	—	—	—
Limited Partners’ Capital:
Series A cumulative redeemable perpetual preferred units, 7,400,000 issued and outstanding at December 31, 2014	185,000	—	—	—	185,000
Series B cumulative redeemable perpetual preferred units, 6,650,000 issued and outstanding at December 31, 2014	166,250	—	—	—	166,250
Common units, 65,399,431 issued and outstanding at December 31, 2014	752,254	2,300,083	246,966	(2,547,049)	752,254
General partner’s capital, 662,373 common units issued and outstanding at December 31, 2014	7,619	—	—	—	7,619
Total partners’ capital	1,111,123	2,300,083	246,966	(2,547,049)	1,111,123
Total liabilities & partners’ capital	$2,577,164	$2,392,740	$395,654	$(2,547,049)	$2,818,509

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	Year ended December 31, 2015
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$18,061	$268,433	$30,302	$(18,211)	$298,585
Recoveries from tenants	—	127,877	11,660	—	139,537
Other revenues	—	1,787	12,621	(130)	14,278
Total revenues	18,061	398,097	54,583	(18,341)	452,400
Expenses:
Property operating costs	—	131,644	16,598	(18,191)	130,051
Real estate taxes and insurance	—	19,942	1,393	—	21,335
Depreciation and amortization	43	94,371	9,630	—	104,044
General and administrative	17,574	57	433	—	18,064
Impairment on investment in real estate	—	119,267	3,205	—	122,472
Other expenses	6,151	133	10,725	(150)	16,859
Total expenses	23,768	365,414	41,984	(18,341)	412,825
Operating (loss) income	(5,707)	32,683	12,599	—	39,575
Interest income	60	—	—	—	60
Interest:
Expense incurred	(50,081)	1,327	8,184	—	(40,570)
Amortization of deferred financing costs	(3,454)	107	196	—	(3,151)
Equity in earnings	55,096	—	—	(55,096)	—
Net (loss) income	(4,086)	34,117	20,979	(55,096)	(4,086)
Preferred unit distributions	(27,245)	—	—	—	(27,245)
Net (loss) income attributable to common units	$(31,331)	$34,117	$20,979	$(55,096)	$(31,331)

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	Year ended December 31, 2014
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$17,499	$267,454	$18,413	$(17,650)	$285,716
Recoveries from tenants	—	115,185	9,668	—	124,853
Other revenues	—	1,657	5,489	(123)	7,023
Total revenues	17,499	384,296	33,570	(17,773)	417,592
Expenses:
Property operating costs	—	123,140	11,822	(17,623)	117,339
Real estate taxes and insurance	—	13,323	872	—	14,195
Depreciation and amortization	63	90,770	5,947	—	96,780
General and administrative	16,159	82	940	—	17,181
Other expenses	3,508	1,526	4,338	(150)	9,222
Total expenses	19,730	228,841	23,919	(17,773)	254,717
Operating (loss) income	(2,231)	155,455	9,651	—	162,875
Interest income	115	—	1	—	116
Interest:
Expense incurred	(41,222)	4,323	3,200	—	(33,699)
Amortization of deferred financing costs	(3,173)	273	(80)	—	(2,980)
Loss on early extinguishment of debt	(1,701)	—	—	—	(1,701)
Equity in earnings	172,823	—	—	(172,823)	—
Net income (loss)	124,611	160,051	12,772	(172,823)	124,611
Preferred unit distributions	(27,245)	—	—	—	(27,245)
Net income attributable to common units	$97,366	$160,051	$12,772	$(172,823)	$97,366

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	Year ended December 31, 2013
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$15,301	$248,719	$17,126	$(15,451)	$265,695
Recoveries from tenants	—	94,794	9,477	—	104,271
Other revenues	—	1,668	3,613	(138)	5,143
Total revenues	15,301	345,181	30,216	(15,589)	375,109
Expenses:
Property operating costs	198	108,536	10,227	(15,439)	103,522
Real estate taxes and insurance	—	13,931	449	—	14,380
Depreciation and amortization	81	88,556	4,421	—	93,058
General and administrative	15,605	97	559	—	16,261
Other expenses	778	304	2,718	(150)	3,650
Total expenses	16,662	211,424	18,374	(15,589)	230,871
Operating (loss) income	(1,361)	133,757	11,842	—	144,238
Interest income	(148)	20	—	265	137
Interest:
Expense incurred	(47,343)	351	814	(265)	(46,443)
Amortization of deferred financing costs	(3,054)	(167)	(128)	—	(3,349)
Loss on early extinguishment of debt	(39,278)	(1,700)	—	—	(40,978)
Equity in earnings	144,789	—	—	(144,789)	—
Net income (loss)	53,605	132,261	12,528	(144,789)	53,605
Preferred unit distributions	(27,245)	—	—	—	(27,245)
Net income attributable to common units	$26,360	$132,261	$12,528	$(144,789)	$26,360

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31, 2015
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Cash flow from operating activities
Net cash (used in) provided by operating activities	$(55,999)	$278,557	$32,466	$—	$255,024
Cash flow from investing activities
Investments in real estate – development	(415)	(8,996)	(207,928)	—	(217,339)
Land acquisition costs	—	—	(8,600)	—	(8,600)
Investments in affiliates	68,074	(264,211)	196,137	—	—
Interest capitalized for real estate under development	(27)	(1,327)	(10,210)	—	(11,564)
Improvements to real estate	—	(3,401)	(58)	—	(3,459)
Additions to non-real estate property	(93)	(622)	(38)	—	(753)
Net cash provided by (used in) investing activities	67,539	(278,557)	(30,697)	—	(241,715)
Cash flow from financing activities
Line of credit:
Proceeds	120,000	—	—	—	120,000
Repayments	(180,000)	—	—	—	(180,000)
Unsecured notes payable:
Proceeds	248,012	—	—	—	248,012
Payments of financing costs	(4,715)	—	(25)	—	(4,740)
Equity compensation (payments) proceeds	249	—	—	—	249
OP unit repurchases	(31,912)	—	—	—	(31,912)
Distributions	(163,283)	—	—	—	(163,283)
Net cash (used in) provided by financing activities	(11,649)	—	(25)	—	(11,674)
Net (decrease) increase in cash and cash equivalents	(109)	—	1,744	—	1,635
Cash and cash equivalents, beginning	21,806	—	3,574	—	25,380
Cash and cash equivalents, ending	$21,697	$—	$5,318	$—	$27,015

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31, 2014
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Cash flow from operating activities
Net cash (used in) provided by operating activities	$(40,234)	$264,409	$20,339	$—	$244,514
Cash flow from investing activities
Investments in real estate – development	(404)	(111,791)	(153,179)	—	(265,374)
Investments in affiliates	5,654	(146,188)	140,534	—	—
Interest capitalized for real estate under development	(10)	(4,323)	(5,311)	—	(9,644)
Improvements to real estate	—	(1,850)	(66)	—	(1,916)
Additions to non-real estate property	(20)	(257)	(39)	—	(316)
Net cash provided by (used in) investing activities	5,220	(264,409)	(18,061)	—	(277,250)
Cash flow from financing activities
Line of credit:
Proceeds	60,000	—	—	—	60,000
Unsecured term loan:
Proceeds	96,000	—	—	—	96,000
Payments of financing costs	(3,514)	—	(315)	—	(3,829)
Equity compensation proceeds	4,363	—	—	—	4,363
Distributions	(132,932)	—	—	—	(132,932)
Net cash provided by (used in) financing activities	23,917	—	(315)	—	23,602
Net (decrease) increase in cash and cash equivalents	(11,097)	—	1,963	—	(9,134)
Cash and cash equivalents, beginning	32,903	—	1,611	—	34,514
Cash and cash equivalents, ending	$21,806	$—	$3,574	$—	$25,380

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31, 2013
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Cash flow from operating activities
Net cash (used in) provided by operating activities	$(48,725)	$225,903	$16,583	$—	$193,761
Cash flow from investing activities
Investments in real estate – development	(9)	(50,827)	(78,496)	—	(129,332)
Land Acquisition Costs	—	—	(14,186)	—	(14,186)
Investments in affiliates	62,508	(28,856)	(33,652)	—	—
Interest capitalized for real estate under development	—	(1,399)	(2,375)	—	(3,774)
Improvements to real estate	—	(5,513)	(244)	—	(5,757)
Additions to non-real estate property	(6)	(65)	—	—	(71)
Net cash provided by (used) in investing activities	62,493	(86,660)	(128,953)	—	(153,120)
Cash flow from financing activities
Line of credit:
Proceeds	102,000	—	—	—	102,000
Repayments	(120,000)	—	—	—	(120,000)
Mortgage notes payable:
Proceeds	—	—	115,000	—	115,000
Lump sum payoffs	—	(138,300)	—	—	(138,300)
Repayments	—	(1,300)	—	—	(1,300)
Unsecured term loan:
Proceeds	154,000	—	—	—	154,000
Unsecured notes payable:
Proceeds	600,000	—	—	—	600,000
Repayments	(550,000)	—	—	—	(550,000)
Payments of financing costs	(16,419)	(4)	(1,700)	—	(18,123)
Payments for early extinguishment of debt	(32,544)	—	—	—	(32,544)
Equity compensation proceeds	1,711	—	—	—	1,711
Stock repurchases	(37,792)	—	—	—	(37,792)
Distributions	(100,061)	—	—	—	(100,061)
Net cash provided by (used in) financing activities	895	(139,604)	113,300	—	(25,409)
Net increase (decrease) in cash and cash equivalents	14,663	(361)	930	—	15,232
Cash and cash equivalents, beginning	18,240	361	681	—	19,282
Cash and cash equivalents, ending	$32,903	$—	$1,611	$—	$34,514

DUPONT FABROS TECHNOLOGY, INC.
DUPONT FABROS TECHNOLOGY, L.P.
SCHEDULE II
CONSOLIDATED ALLOWANCE FOR DOUBTFUL ACCOUNTS
DECEMBER 31, 2015
(in thousands)

	Balance at Beginning of Period	Charges to Operations	Net Recovery (Deductions)	Balance at End of Period
Allowance for doubtful accounts:
Twelve months ended December 31, 2015	$8,520	$372	$(3,651)	$5,241
Twelve months ended December 31, 2014	3,700	4,829	(9)	8,520
Twelve months ended December 31, 2013	2,961	739	—	3,700

DUPONT FABROS TECHNOLOGY, INC.
DUPONT FABROS TECHNOLOGY, L.P.
SCHEDULE III
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2015
(in thousands)

	Encum-brances	Initial Cost at Acquisition / Placement into Service		Costs Capitalized Subsequent to Acquisition / Placement into Service		Gross Carry Amount at December 31, 2015			Accumulated depreciation at December 31, 2015	Year Built/ Renovated	Year Acquired
		Land	Building and improvements / Construction in progress	Land	Buildings & improvements	Land	Building and improvements / Construction in progress	Total
Operating Properties
ACC2 (1)	$—	$2,500	$157,100	$—	$(2,908)	$2,500	$154,192	$156,692	$(50,969)	2005	2001
ACC3 (2)	115,000	1,071	92,631	—	3,346	1,071	95,977	97,048	(32,723)	2006	2001
ACC4 (1)	—	6,600	535,526	—	3,126	6,600	538,652	545,252	(157,174)	2007	2006
ACC5 (1)	—	6,443	292,369	—	6,399	6,443	298,768	305,211	(60,744)	2009-2010	2007
ACC6 (1)	—	5,518	215,235	—	1,462	5,518	216,697	222,215	(27,699)	2011-2013	2007
ACC7 Phase I and II	—	4,876	167,766	—	—	4,876	167,766	172,642	(4,806)	2014-2015	2011
CH1 (1)	—	23,611	357,194	—	1,545	23,611	358,739	382,350	(70,407)	2008-2012	2007
CH2 Phase I	—	3,998	71,778	—	69	3,998	71,847	75,845	(1,212)	2015	2013
NJ1 Phase I (1) (3)	—	4,311	190,970	(727)	(117,749)	3,584	73,221	76,805	—	2010	2007
SC1 (1)	—	20,202	429,572	—	2,985	20,202	432,557	452,759	(39,013)	2011-2015	2007
VA3 (1)	—	9,000	172,881	—	6,140	9,000	179,021	188,021	(65,458)	2003	2003
VA4 (1)	—	6,800	140,575	—	8,924	6,800	149,499	156,299	(50,632)	2005	2005
Subtotal	115,000	94,930	2,823,597	(727)	(86,661)	94,203	2,736,936	2,831,139	(560,837)

Development Properties
ACC7 Phases III and IV	—	4,876	115,739	—	—	4,876	115,739	120,615	—		2011
CH2 Phases II and III	—	10,395	131,821	—	—	10,395	131,821	142,216	—		2013
NJ1 Phase II (1)	—	3,584	14,689	—	—	3,584	14,689	18,273	—		2007
ACC8	—	3,785	458	—	—	3,785	458	4,243	—		2007
CH3	—	8,305	15	—	—	8,305	15	8,320	—		2015
SC2 (1)	—	5,232	2,040	—	—	5,232	2,040	7,272	—		2007
Subtotal	—	36,177	264,762	—	—	36,177	264,762	300,939	—

Grand Total (4)	$115,000	$131,107	$3,088,359	$(727)	$(86,661)	$130,380	$3,001,698	$3,132,078	$(560,837)
(1) The subsidiaries that own these data centers and development properties are guarantors of our Unsecured Notes due 2021 and 2023, our Unsecured Credit Facility and our Unsecured Term Loan.
(2) The subsidiary that owns this data center is encumbered by our ACC3 Term Loan.
(3) The carrying amount of our NJ1 data center was reduced as a result of an impairment charge that was recorded during the fourth quarter of 2015. This adjustment is reflected as a reduction to costs capitalized subsequent to acquisition / placement into service.
(4) The aggregate gross cost of our properties for federal income tax purposes was $2.59 billion (unaudited) as of December 31, 2015.

DUPONT FABROS TECHNOLOGY, INC.
DUPONT FABROS TECHNOLOGY, L.P.
SCHEDULE III
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2015
(in thousands)

	2015	2014	2013
Real estate assets
Balance, beginning of period	$3,066,297	$2,799,010	$2,607,630
Additions - property acquisitions	8,600	—	14,186
Additions - improvements	221,588	267,357	177,194
Deductions - write-offs, impairments	(164,407)	(70)	—
Balance, end of period	$3,132,078	$3,066,297	$2,799,010

Accumulated depreciation
Balance, beginning of period	$504,869	$413,394	$325,740
Additions - depreciation	97,988	91,545	87,654
Deductions - write-offs	(42,020)	(70)	—
Balance, end of period	$560,837	$504,869	$413,394

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Controls and Procedures with Respect to DFT
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of DFT's management, including DFT's principal executive officer and principal financial officer, DFT conducted an evaluation of the effectiveness of the design and operation of DFT's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, DFT's principal executive officer and principal financial officer concluded as of the Evaluation Date that DFT's disclosure controls and procedures were effective such that the information relating to DFT, including DFT's consolidated subsidiaries, required to be disclosed in DFT's Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to DFT's management, including DFT's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of DFT's management, including DFT's principal executive officer and principal financial officer, DFT conducted an evaluation of any changes in DFT's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during DFT's most recently completed fiscal quarter. Based on that evaluation, DFT's principal executive officer and principal financial officer concluded that there has not been any change in DFT's internal control over financial reporting during that quarter that has materially affected, or is reasonably likely to materially affect, DFT's internal control over financial reporting.
Management's Report on Internal Control over Financial Reporting
DFT's management is responsible for establishing and maintaining adequate internal control over financial reporting. DFT's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. DFT's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of its assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of its assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
DFT's management assessed the effectiveness of its internal control over financial reporting as of December 31, 2015, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework). Based on the assessment by its management, DFT determined that its internal control over financial reporting was effective as of December 31, 2015. The effectiveness of DFT's internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, DFT's independent registered public accounting firm, as stated in their report which appears on page 63 of this Annual Report on Form 10-K.
Controls and Procedures with respect to the Operating Partnership
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of DFT's management, including DFT's principal executive officer and principal financial officer, DFT conducted an evaluation of the effectiveness of the design and operation of the Operating Partnership's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, DFT's principal executive officer and principal financial officer concluded as of the Evaluation Date that the Operating Partnership's disclosure controls and procedures were effective such that the information relating to the Operating Partnership, including the Operating Partnership's consolidated subsidiaries, required to be disclosed in the Operating Partnership's SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to DFT's management, including DFT's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of DFT's management, including DFT's principal executive officer and principal financial officer, DFT conducted an evaluation of any changes in the Operating Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Operating Partnership's most recently completed fiscal quarter. Based on that evaluation, DFT's principal executive officer and principal financial officer concluded that there has not been any change in the Operating Partnership's internal control over financial reporting during that quarter that has materially affected, or is reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.
Management's Report on Internal Control over Financial Reporting
DFT's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Operating Partnership's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Operating Partnership's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of its assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of its assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

DFT's management assessed the effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2015, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework). Based on the assessment by DFT's management, the Operating Partnership determined that its internal control over financial reporting was effective as of December 31, 2015. The effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, the Operating Partnership's independent registered public accounting firm, as stated in their report which appears on page 65 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information on our directors and executive officers and the Audit Committee of our Board of Directors is incorporated by reference from the Company's Proxy Statement (under the headings “Proposal 1: Election of Directors,” “Information About our Board of Directors and its Committees,” “Committees and Meetings of our Board of Directors and its Committees,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance”) with respect to the 2016 Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2016.
Because our common stock is listed on the New York Stock Exchange (“NYSE”), our President and Chief Executive Officer is required to make, and will make, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our President and Chief Executive Officer will make his annual certification to that effect to the NYSE within the 30-day period following the 2016 Annual Meeting of Stockholders. In addition, we have filed, as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2015, the certifications of our principal executive officer and principal financial officer required under Section 302 of the Sarbanes Oxley Act of 2002.

ITEM 11.	EXECUTIVE COMPENSATION
This information is incorporated by reference from the Company's Proxy Statement (under the headings “Compensation of Directors,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”) with respect to the 2016 Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
This information is incorporated by reference to the Company's Proxy Statement (under the headings “Security Ownership of Directors and Executive Officers”, “Security Ownership of Certain Beneficial Owners” and “Executive Compensation—Equity Compensation Plan Information”) with respect to the 2016 Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2016.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
This information is incorporated by reference from the Company's Proxy Statement (under the headings “Information About Our Board of Directors and its Committees” and “Certain Relationships and Related Transactions”) with respect to the 2016 Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2016.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
This information is incorporated by reference from the Company's Proxy Statement (under the heading “Relationship with Independent Registered Public Accounting Firm-Principal Accountant Fees and Services”) with respect to the 2016 Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2016.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

 (a) Financial Statements and Schedules. The following financial statements and schedules are included in this report:

(1)	FINANCIAL STATEMENTS
The response to this portion of Item 15 is submitted under Item 8 of this Report on Form 10-K.

(2)	FINANCIAL STATEMENT SCHEDULES
Schedule II - Consolidated Allowance for Doubtful Accounts. The response to this portion of Item 15 is submitted under Item 8 of this Report on Form 10-K.
Schedule III - Consolidated Real Estate and Accumulated Depreciation. The response to this portion of Item 15 is submitted under Item 8 of this Report on Form 10-K.
All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)	EXHIBITS
Any shareholder who wants a copy of the following Exhibits may obtain one from us upon request at a charge that reflects the reproduction cost of such Exhibits. Requests should be made to DuPont Fabros Technology, Inc., 1212 New York Avenue, NW, Suite 900, Washington, DC 20005.

(b)	Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below. Management contracts or compensatory plans are filed as Exhibits 10.6.1 through 10.14.1 and 10.16.1 through 10.24.3.

[SEE EXHIBIT INDEX BELOW.]

Exhibit No.	Description

(3)	Articles of Incorporation and Bylaws:

3.1
Articles of Amendment and Restatement of Incorporation of DuPont Fabros Technology, Inc. (Incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form S-4, filed by the Registrant on March 15, 2010 (Registration No. 333-165465)).

3.2
Articles Supplementary to Articles of Amendment and Restatement of Incorporation of DuPont Fabros Technology, Inc. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on December 10, 2015 (Registration No. 001-33748)).

3.3
Articles Supplementary designating DuPont Fabros Technology, Inc.'s 7.875% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.001 per share (Incorporated by reference to Exhibit 3.2 of the Registrant's Registration Statement on Form 8-A filed by the Registrant on October 18, 2010 (Registration No. 333-33748)).

3.4.1
Articles Supplementary designating DuPont Fabros Technology, Inc.'s 7.625% Series B Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.001 per share (Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on March 9, 2011 (Registration No. 001-33748)).

3.4.2
Articles Supplementary establishing additional shares of DuPont Fabros Technology, Inc.'s 7.625% Series B Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.001 per share (Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on January 20, 2012 (Registration No. 001-33748)).

3.5
Second Amended and Restated Bylaws of DuPont Fabros Technology, Inc. (Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on December 5, 2011 (Registration No. 001-33748)).

(4)	Instruments Defining the Rights of DuPont Fabros Technology, Inc.'s Security Holders:

4.1
Form of Common Share Certificate (Incorporated by reference to Exhibit 4.1 of Amendment No. 3 to the Registrant's Registration Statement on Form S-11/A, filed by the Registrant on October 18, 2007 (Registration No. 333-145294)).

4.2
Form of stock certificate evidencing the 7.875% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.001 per share (Incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form 8-A filed by the Registrant on October 18, 2010 (Registration No. 333-33748)).

4.3
Form of stock certificate evidencing the 7.625% Series B Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.001 per share (Incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form 8-A, filed by the Registrant on March 11, 2011 (Registration No. 001-33748)).

4.4
Indenture, dated September 24, 2013, by and among DuPont Fabros Technology, L.P., DuPont Fabros Technology, Inc., certain of its subsidiaries and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on September 26, 2013 (Registration No. 001-33748)).

4.5.1
Indenture, dated June 9, 2015, by and among DuPont Fabros Technology, L.P. and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on June 9, 2015 (Registration No. 001-33748)).

4.5.2
First Supplemental Indenture, dated June 9, 2015, by and among DuPont Fabros Technology, L.P., DuPont Fabros Technology, Inc., certain of its subsidiaries and U.S. Bank National Association (Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on June 9, 2015 (Registration No. 001-33748)).

4.5.3	Form of 5.625% Senior Notes due 2023 (included in Exhibit 4.5.2).

(10)	Material Contracts:

10.1.1
Amended and Restated Agreement of Limited Partnership of DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 3.3 of the Registrant's Registration Statement on Form S-4, filed by the Registrant on March 15, 2010 (Registration No. 333-165465)).

10.1.2
First Amendment to the Amended and Restated Agreement of Limited Partnership of DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.1.2 of the Registrant's Annual Report on Form 10-K, filed by the Registrant on February 24, 2011 (Registration No. 001-33748)).

10.1.3
Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on October 19, 2010 (Registration No. 001-33748)).

10.1.4
Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on March 9, 2011 (Registration No. 001-33748)).

10.1.5
Amendment No. 4 to Amended and Restated Agreement of Limited Partnership of DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on January 20, 2012 (Registration No. 001-33748)).

10.2.1
Agreement and Plan of Merger, Safari Ventures LLC dated as of August 9, 2007 by and among Safari Ventures LLC, DuPont Fabros Technology, Inc., DuPont Fabros Technology L.P. and Safari Interests LLC (Incorporated by reference to Exhibit 10.2 of Amendment No. 1 to the Registrant's Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294)).

10.2.2
Agreement and Plan of Merger, Meerkat Interests LLC dated as of August 9, 2007 by and among Meerkat Interests LLC, DuPont Fabros Technology, Inc. and DuPont Fabros Technology L.P. (Incorporated by reference to Exhibit 10.3 of Amendment No. 1 to the Registrant's Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294)).

10.2.3
Agreement and Plan of Merger, Lemur Ventures LLC dated as of August 9, 2007 by and among Lemur Ventures LLC, DuPont Fabros Technology, Inc. and DuPont Fabros Technology L.P. (Incorporated by reference to Exhibit 10.4 of Amendment No. 1 to the Registrant's Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294)).

10.2.4
Agreement and Plan of Merger, Rhino Interests LLC dated as of August 9, 2007 by and among Rhino Interests LLC, DuPont Fabros Technology, Inc. and DuPont Fabros Technology L.P. (Incorporated by reference to Exhibit 10.5 of Amendment No. 1 to the Registrant's Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294)).

10.2.5
Agreement and Plan of Merger, Quill Ventures LLC dated as of August 9, 2007 by and among Quill Ventures LLC, DuPont Fabros Technology, Inc. and DuPont Fabros Technology L.P. (Incorporated by reference to Exhibit 10.6 of Amendment No. 1 to the Registrant's Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294)).

10.2.6
Agreement and Plan of Merger, Grizzly Interests LLC dated as of August 9, 2007 by and among Grizzly Interests LLC, DuPont Fabros Technology, Inc. and DuPont Fabros Technology L.P. (Incorporated by reference to Exhibit 10.7 of Amendment No. 1 to the Registrant's Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294)).

10.2.7
Contribution Agreement, DuPont Fabros Development LLC dated as of August 9, 2007 by and between DuPont Fabros Development LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Registrant's Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294)).

10.2.8
Contribution Agreement, DFD Technical Services LLC dated as of August 9, 2007 by and between DFD Technical Services LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Registrant's Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294)).

10.2.9
Contribution Agreement, Xeres Management LLC dated as of August 9, 2007 by and among Panda Interests LLC, Mercer Interests LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.10 of Amendment No. 1 to the Registrant's Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294)).

10.2.10
Contribution Agreement, Whale Holdings LLC dated as of August 9, 2007 by and among Panda Interests LLC, Mercer Interests LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.11 of Amendment No. 1 to the Registrant's Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294)).

10.2.11
Contribution Agreement, Yak Management LLC dated as of August 9, 2007 by and among Panda Interests LLC, Mercer Interests LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.12 of Amendment No. 1 to the Registrant's Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294)).

10.3.1
Credit Agreement, dated as of May 6, 2010, by and among DuPont Fabros Technology, L.P., as Borrower, KeyBank National Association as Agent and a Lender, and the other lending institutions that are parties thereto (and the other lending institutions that may become party thereto), as Lenders, and KeyBanc Capital Markets, as Sole Lead Arranger and Sole Book Manager (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on May 11, 2010 (Registration No. 001-33748)).

10.3.2
Guaranty, dated as of May 6, 2010, by DuPont Fabros Technology, Inc., Grizzly Equity LLC, Grizzly Ventures LLC, Lemur Properties LLC, Porpoise Ventures LLC, Quill Equity LLC, Rhino Equity LLC, Tarantula Interests LLC, Tarantula Ventures LLC, Whale Holdings LLC, Whale Interests LLC, Whale Ventures LLC, Yak Management LLC, Yak Interests LLC, Xeres Management LLC, Xeres Interests LLC, and Fox Properties LLC for the benefit of the Agent and the Lenders (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on May 11, 2010 (Registration No. 001-33748)).

10.3.3
First Amendment to Credit Agreement, dated as of February 4, 2011, by and among DuPont Fabros Technology, L.P., as Borrower, DuPont Fabros Technology, Inc., as a guarantor, and the subsidiaries of Borrower that are parties thereto, as Subsidiary Guarantors, KeyBank National Association as Agent and a Lender, and the other lending institutions that are parties thereto (and the other lending institutions that may become party thereto), as Lenders (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 9, 2011 (Registration No. 001-33748)).

10.3.4
Second Amendment to Credit Agreement, dated as of March 21, 2012, by and among DuPont Fabros Technology, L.P., as Borrower, DuPont Fabros Technology, Inc., as a guarantor, and the subsidiaries of Borrower that are parties thereto, as Subsidiary Guarantors, KeyBank National Association as Agent and a Lender, and the other lending institutions that are parties thereto, as Lenders (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on March 26, 2012 (Registration No. 001-33748)).

10.3.5
Joinder Agreement, dated March 27, 2013, by Xeres Ventures LLC, as Joinder Party, delivered to KeyBank National Association as Agent (Incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q, filed by the Registrant on May 7, 2013 (Registration No. 001-33748)).

10.3.6
Third Amendment to Credit Agreement, dated April 9, 2013, by and among DuPont Fabros Technology, L.P., DuPont Fabros Technology, Inc., as a guarantor, and the subsidiaries of Borrower that are parties thereto, as Subsidiary Guarantors, KeyBank National Association as Agent and a Lender, and the other lending institutions that are parties thereto, as Lenders (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on April 12, 2013 (Registration No. 001-33748)).

10.3.7
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

10.3.8
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

10.3.9
Fifth Amendment to Credit Agreement and Other Loan Documents, dated as of May 13, 2014, by and among DuPont Fabros Technology, L.P., as Borrower, DuPont Fabros Technology, Inc., as a guarantor, and the subsidiaries of Borrower that are parties thereto, as Subsidiary Guarantors, KeyBank National Association as Agent and a Lender, and the other lending institutions that are parties thereto, as Lenders (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on May 14, 2014 (Registration No. 001-33748)).

10.3.10
Sixth Amendment to Credit Agreement and Other Loan Documents, dated as of July 29, 2015, by and among DuPont Fabros Technology, L.P., as Borrower, DuPont Fabros Technology, Inc., as a guarantor, and the subsidiaries of Borrower that are parties thereto, as Subsidiary Guarantors, KeyBank National Association as Agent and a Lender, and the other lending institutions that are parties thereto, as Lenders (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on July 31, 2015 (Registration No. 001-33748))

10.4.1
Credit Agreement, dated as of March 27, 2013, by and among Quill Equity LLC, as Borrower, DuPont Fabros Technology, L.P., as Guarantor, KeyBank National Association, as Agent and a Lender, and the other lending institutions that are parties thereto (and the other lending institutions that may become party thereto), as Lenders, and KeyBanc Capital Markets, as Sole Lead Arranger and Sole Book Manager (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on April 2, 2013 (Registration No. 001-33748)).

10.4.2
Guaranty, dated as of March 27, 2013, by DuPont Fabros Technology, L.P. for the benefit of the Agent and the Lenders (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on April 2, 2013 (Registration No. 001-33748)).

10.4.3
First Amendment to Credit Agreement, dated as of May 9, 2014, by and among Quill Equity LLC, as Borrower, DuPont Fabros Technology, L.P., as Guarantor, KeyBank National Association, as Agent and a Lender, and the other lending institutions that are parties thereto (and the other lending institutions that may become party thereto), as Lenders (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on May 14, 2014 (Registration No. 001-33748)).

10.5.1
Term Loan Agreement, dated as of September 13, 2013, by and among DuPont Fabros Technology, L.P., as Borrower, Royal Bank of Canada as Agent and a Lender, the other lending institutions that are parties thereto, as Lenders, and RBC Capital Markets, as Sole Lead Arranger and Sole Book Manager (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on September 19, 2013 (Registration No. 001-33748)).

10.5.2
Guaranty, dated as of September 13, 2013, by DuPont Fabros Technology, Inc., Grizzly Equity LLC, Grizzly Ventures LLC, Lemur Properties LLC, Porpoise Ventures LLC, Rhino Equity LLC, Tarantula Interests LLC, Tarantula Ventures LLC, Whale Holdings LLC, Whale Interests LLC, Whale Ventures LLC, Yak Management LLC, Yak Interests LLC, Xeres Management LLC, Xeres Interests LLC, Xeres Ventures LLC and Fox Properties LLC for the benefit of the Agent and the Lenders (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on September 19, 2013 (Registration No. 001-33748)).

10.5.3
Accession Agreement, dated as of October 18, 2013, by and among DuPont Fabros Technology, L.P., as Borrower, Royal Bank of Canada as Agent, and TD Bank, N.A., as Acceding Lender (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on October 24, 2013 (Registration No. 001-33748)).

10.5.4
Accession Agreement, dated as of October 18, 2013, by and among DuPont Fabros Technology, L.P., as Borrower, Royal Bank of Canada as Agent, and Regions Bank, as Acceding Lender (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on October 24, 2013 (Registration No. 001-33748)).

10.5.5
First Amendment to Term Loan Agreement and Other Loan Documents, dated as of July 21, 2014, by and among DuPont Fabros Technology, L.P., as Borrower, DuPont Fabros Technology, Inc., as a guarantor, the subsidiaries of Borrower that are parties thereto, as Subsidiary Guarantors, Royal Bank of Canada, as Agent and a Lender, and the other Lenders that are parties thereto (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on July 24, 2014 (Registration No. 001-33748)).

(10)	Executive Compensation Plans and Arrangements:

10.6.1
Amended and Restated Employment Agreement, dated October 27, 2011, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Lammot J. du Pont (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on October 28, 2011 (Registration No. 001-33748)).

10.6.2
First Amendment to Amended and Restated Employment Agreement, dated May 21, 2012, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Lammot J. du Pont (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on May 21, 2012 (Registration No. 001-33748)).

10.6.3
Second Amendment to Amended and Restated Employment Agreement, dated December 12, 2012, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Lammot J. du Pont (Incorporated by reference to Exhibit 10.5.3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012 (Registration No. 001-33748)).

10.6.4
Non-Competition, Non-Solicitation and Confidentiality Agreement, dated October 18, 2007, between the Company and Lammot J. du Pont (Incorporated by reference to Exhibit 10.5.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011(Registration No. 001-33748)).

10.7.1
Third Amended and Restated Employment Agreement, dated February 5, 2013, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Hossein Fateh (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 5, 2013 (Registration No. 001-33748)).

10.7.2
Non-Competition, Non-Solicitation and Confidentiality Agreement, dated October 18, 2007, between the Company and Hossein Fateh (Incorporated by reference to Exhibit 10.6.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011 (Registration No. 001-33748)).

10.7.3
First Amendment to Third Amended and Restated Employment Agreement, dated December 2, 2014, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Hossein Fateh (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on December 8, 2014 (Registration No. 001-33748)).

10.7.4
Separation Agreement and General Release, dated February 2, 2015, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Hossein Fateh (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 4, 2015 (Registration No. 001-33748)).

10.8.1
Employment Agreement, dated February 2, 2015, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Christopher P. Eldredge (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 4, 2015 (Registration No. 001-33748)).

10.9.1
Severance Agreement by and between Richard A. Montfort, Jr. and DuPont Fabros Technology, Inc. March 13, 2009 (Incorporated by reference to Exhibit 10.12 of the Registrant's Quarterly Report on Form 10-Q, filed by the Registrant on May 5, 2009 (Registration No. 001-33748)).

10.9.2
First Amendment to Severance Agreement, dated December 1, 2011, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Richard A. Montfort, Jr. (Incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K, filed by the Registrant on December 5, 2011 (Registration No. 001-33748)).

10.9.3
Second Amendment to Severance Agreement, dated December 12, 2012, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Richard A. Montfort, Jr. (Incorporated by reference to Exhibit 10.8.3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012 (Registration No. 001-33748)).

10.10.1
Severance Agreement between Jeffrey H. Foster and DuPont Fabros Technology, Inc. dated March 13, 2009 (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on March 19, 2009 (Registration No. 001-33748)).

10.10.2
First Amendment to Severance Agreement, dated December 1, 2011, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Jeffrey H. Foster (Incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K, filed by the Registrant on December 5, 2011 (Registration No. 001-33748)).

10.10.3
Second Amendment to Severance Agreement, dated December 12, 2012, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Jeffrey H. Foster (Incorporated by reference to Exhibit 10.9.3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012 (Registration No. 001-33748)).

10.11.1
Severance Agreement between Maria Kenny and DuPont Fabros Technology, Inc. dated March 31, 2009 (Incorporated by reference to Exhibit 10.11.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 (Registration No. 001-33748)).

10.11.2
First Amendment to Severance Agreement, dated December 1, 2011, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Maria Kenny (Incorporated by reference to Exhibit 10.11.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 (Registration No. 001-33748)).

10.11.3
Second Amendment to Severance Agreement, dated December 12, 2012, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Maria Kenny (Incorporated by reference to Exhibit 10.11.3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 (Registration No. 001-33748)).

10.12.1
Severance Agreement between James W. Armstrong and DuPont Fabros Technology, Inc. dated August 18, 2014 (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on August 22, 2014 (Registration No. 001-33748)).

10.13.1
Severance Agreement between Scott A. Davis and DuPont Fabros Technology, Inc. dated March 31, 2009 (Incorporated by reference to Exhibit 10.7.1 of the Registrant’s Quarterly Report on Form 10-Q, filed by the Registrant on May 7, 2015 (Registration No. 001-33748)).

10.13.2
First Amendment to Severance Agreement, dated December 1, 2011, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Scott A. Davis (Incorporated by reference to Exhibit 10.7.2 of the Registrant’s Quarterly Report on Form 10-Q, filed by the Registrant on May 7, 2015 (Registration No. 001-33748)).

10.13.3
Second Amendment to Severance Agreement, dated December 12, 2012, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Scott A. Davis (Incorporated by reference to Exhibit 10.7.3 of the Registrant’s Quarterly Report on Form 10-Q, filed by the Registrant on May 7, 2015 (Registration No. 001-33748)).

10.14.1*	Severance Agreement between Brian D. Doricko and DuPont Fabros Technology, Inc. dated December 5, 2015.

10.15.1
Form of Non-Disclosure, Assignment and Non-Solicitation Agreement (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on March 19, 2009 (Registration No. 001-33748)).

10.15.2
Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.15 of Amendment No. 3 to the Registrant's Registration Statement on Form S-11/A, filed by the Registrant on October 18, 2007 (Registration No. 333-145294)).

10.16.1
2007 Equity Compensation Plan (Incorporated by reference to Exhibit 10.16 of Amendment No. 2 to the Registrant's Registration Statement on Form S-11/A, filed by the Registrant on October 5, 2007 (Registration No. 333-145294)).

10.16.2
First Amendment to Equity Compensation Plan (Incorporated by reference to Exhibit 10.8 of the Registrant's Quarterly Report on Form 10-Q, filed by the Registrant on May 5, 2009 (Registration No. 001-33748)).

10.17
2011 Equity Incentive Plan (Incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement on Schedule 14A, filed by the Registrant on April 5, 2011 (Registration No. 001-33748)).

10.18	2013 Short-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 27, 2013).

10.19.1	2013 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 27, 2013).

10.19.2
Form of Restricted Stock Award Agreement under the 2013 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 27, 2013).

10.19.3
Form of Stock Option Award Agreement under the 2013 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 27, 2013).

10.19.4
Form of Performance Stock Unit Award Agreement under the 2013 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.5 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 27, 2013).

10.20	2014 Short-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 18, 2014).

10.21.1	2014 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 18, 2014).

10.21.2	Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 18, 2014).

10.21.3	Form of Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 18, 2014).

10.22
2015 Short-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on March 19, 2015 (Registration No. 001-33748)).

10.23.1
2015 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on March 19, 2015 (Registration No. 001-33748)).

10.23.2
Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on March 19, 2015 (Registration No. 001-33748)).

10.23.3
Form of Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on March 19, 2015 (Registration No. 001-33748)).

10.24.1
2016 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K/A, filed by the Registrant on January 12, 2016 (Registration No. 001-33748)).

10.24.2
Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K/A, filed by the Registrant on January 12, 2016 (Registration No. 001-33748)).

10.24.3
Form of Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K/A, filed by the Registrant on January 12, 2016 (Registration No. 001-33748)).

12.1*	Computation of Ratio of Earnings to Fixed Charges.

12.2*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock/Unit Dividends.

21.1*	List of Subsidiaries of DuPont Fabros Technology, Inc.

23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm (DuPont Fabros Technology, Inc.).

23.2*	Consent of Ernst & Young LLP, independent registered public accounting firm (DuPont Fabros Technology, L.P.).

31.1*	Certification by President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.).

31.2*	Certification by Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (DuPont Fabros Technology, Inc.).

31.3*	Certification by President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.).

31.4*	Certification by Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (DuPont Fabros Technology, L.P.).

32.1*
Certifications of President and Chief Executive Officer and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.).

32.2*
Certifications of President and Chief Executive Officer and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.).

101*
XBRL (Extensible Business Reporting Language). The following materials from DFT's and the Operating Partnership's Annual Report on Form 10-K for the period ended December 31, 2015, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of stockholders' equity, (iv) consolidated statements of cash flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.

* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUPONT FABROS TECHNOLOGY, INC.

Date:	February 19, 2016	By:	/s/ James W. Armstrong
James W. Armstrong Chief Accounting Officer (Principal Accounting Officer)

DUPONT FABROS TECHNOLOGY, L.P.

		By:	DuPont Fabros Technology, Inc., its sole general partner

Date:	February 19, 2016	By:	/s/ James W. Armstrong
James W. Armstrong Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lammot J. du Pont	Chairman of the Board of Directors	February 19, 2016
Lammot J. du Pont

/s/ Michael A. Coke	Director	February 19, 2016
Michael A. Coke

/s/ Thomas D. Eckert	Director	February 19, 2016
Thomas D. Eckert

/s/ Frederic V. Malek	Director	February 19, 2016
Frederic V. Malek

/s/ John T. Roberts	Director	February 19, 2016
John T. Roberts

/s/ Mary M. Styer	Director	February 19, 2016
Mary M. Styer

/s/ John H. Toole	Director	February 19, 2016
John H. Toole

/s/ Christopher P. Eldredge	President and Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2016
Christopher P. Eldredge

/s/ Jeffrey H. Foster	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 19, 2016
Jeffrey H. Foster

/s/ James W. Armstrong	Chief Accounting Officer (Principal Accounting Officer)	February 19, 2016
James W. Armstrong

Exhibit Index

Exhibit No.	Description

(3)	Articles of Incorporation and Bylaws:

3.1
Articles of Amendment and Restatement of Incorporation of DuPont Fabros Technology, Inc. (Incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form S-4, filed by the Registrant on March 15, 2010 (Registration No. 333-165465)).

3.2
Articles Supplementary to Articles of Amendment and Restatement of Incorporation of DuPont Fabros Technology, Inc. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on December 10, 2015 (Registration No. 001-33748)).

3.3
Articles Supplementary designating DuPont Fabros Technology, Inc.'s 7.875% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.001 per share (Incorporated by reference to Exhibit 3.2 of the Registrant's Registration Statement on Form 8-A filed by the Registrant on October 18, 2010 (Registration No. 333-33748)).

3.4.1
Articles Supplementary designating DuPont Fabros Technology, Inc.'s 7.625% Series B Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.001 per share (Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on March 9, 2011 (Registration No. 001-33748)).

3.4.2
Articles Supplementary establishing additional shares of DuPont Fabros Technology, Inc.'s 7.625% Series B Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.001 per share (Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on January 20, 2012 (Registration No. 001-33748)).

3.5
Second Amended and Restated Bylaws of DuPont Fabros Technology, Inc. (Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on December 5, 2011 (Registration No. 001-33748)).

(4)	Instruments Defining the Rights of DuPont Fabros Technology, Inc.'s Security Holders:

4.1
Form of Common Share Certificate (Incorporated by reference to Exhibit 4.1 of Amendment No. 3 to the Registrant's Registration Statement on Form S-11/A, filed by the Registrant on October 18, 2007 (Registration No. 333-145294)).

4.2
Form of stock certificate evidencing the 7.875% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.001 per share (Incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form 8-A filed by the Registrant on October 18, 2010 (Registration No. 333-33748)).

4.3
Form of stock certificate evidencing the 7.625% Series B Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.001 per share (Incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form 8-A, filed by the Registrant on March 11, 2011 (Registration No. 001-33748)).

4.4
Indenture, dated September 24, 2013, by and among DuPont Fabros Technology, L.P., DuPont Fabros Technology, Inc., certain of its subsidiaries and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on September 26, 2013 (Registration No. 001-33748)).

4.5.1
Indenture, dated June 9, 2015, by and among DuPont Fabros Technology, L.P. and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on June 9, 2015 (Registration No. 001-33748)).

4.5.2
First Supplemental Indenture, dated June 9, 2015, by and among DuPont Fabros Technology, L.P., DuPont Fabros Technology, Inc., certain of its subsidiaries and U.S. Bank National Association (Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on June 9, 2015 (Registration No. 001-33748)).

4.5.3	Form of 5.625% Senior Notes due 2023 (included in Exhibit 4.5.2).

(10)	Material Contracts:

10.1.1
Amended and Restated Agreement of Limited Partnership of DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 3.3 of the Registrant's Registration Statement on Form S-4, filed by the Registrant on March 15, 2010 (Registration No. 333-165465)).

10.1.2
First Amendment to the Amended and Restated Agreement of Limited Partnership of DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.1.2 of the Registrant's Annual Report on Form 10-K, filed by the Registrant on February 24, 2011 (Registration No. 001-33748)).

10.1.3
Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on October 19, 2010 (Registration No. 001-33748)).

10.1.4
Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on March 9, 2011 (Registration No. 001-33748)).

10.1.5
Amendment No. 4 to Amended and Restated Agreement of Limited Partnership of DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on January 20, 2012 (Registration No. 001-33748)).

10.2.1
Agreement and Plan of Merger, Safari Ventures LLC dated as of August 9, 2007 by and among Safari Ventures LLC, DuPont Fabros Technology, Inc., DuPont Fabros Technology L.P. and Safari Interests LLC (Incorporated by reference to Exhibit 10.2 of Amendment No. 1 to the Registrant's Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294)).

10.2.2
Agreement and Plan of Merger, Meerkat Interests LLC dated as of August 9, 2007 by and among Meerkat Interests LLC, DuPont Fabros Technology, Inc. and DuPont Fabros Technology L.P. (Incorporated by reference to Exhibit 10.3 of Amendment No. 1 to the Registrant's Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294)).

10.2.3
Agreement and Plan of Merger, Lemur Ventures LLC dated as of August 9, 2007 by and among Lemur Ventures LLC, DuPont Fabros Technology, Inc. and DuPont Fabros Technology L.P. (Incorporated by reference to Exhibit 10.4 of Amendment No. 1 to the Registrant's Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294)).

10.2.4
Agreement and Plan of Merger, Rhino Interests LLC dated as of August 9, 2007 by and among Rhino Interests LLC, DuPont Fabros Technology, Inc. and DuPont Fabros Technology L.P. (Incorporated by reference to Exhibit 10.5 of Amendment No. 1 to the Registrant's Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294)).

10.2.5
Agreement and Plan of Merger, Quill Ventures LLC dated as of August 9, 2007 by and among Quill Ventures LLC, DuPont Fabros Technology, Inc. and DuPont Fabros Technology L.P. (Incorporated by reference to Exhibit 10.6 of Amendment No. 1 to the Registrant's Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294)).

10.2.6
Agreement and Plan of Merger, Grizzly Interests LLC dated as of August 9, 2007 by and among Grizzly Interests LLC, DuPont Fabros Technology, Inc. and DuPont Fabros Technology L.P. (Incorporated by reference to Exhibit 10.7 of Amendment No. 1 to the Registrant's Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294)).

10.2.7
Contribution Agreement, DuPont Fabros Development LLC dated as of August 9, 2007 by and between DuPont Fabros Development LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Registrant's Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294)).

10.2.8
Contribution Agreement, DFD Technical Services LLC dated as of August 9, 2007 by and between DFD Technical Services LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Registrant's Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294)).

10.2.9
Contribution Agreement, Xeres Management LLC dated as of August 9, 2007 by and among Panda Interests LLC, Mercer Interests LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.10 of Amendment No. 1 to the Registrant's Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294)).

10.2.10
Contribution Agreement, Whale Holdings LLC dated as of August 9, 2007 by and among Panda Interests LLC, Mercer Interests LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.11 of Amendment No. 1 to the Registrant's Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294)).

10.2.11
Contribution Agreement, Yak Management LLC dated as of August 9, 2007 by and among Panda Interests LLC, Mercer Interests LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.12 of Amendment No. 1 to the Registrant's Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294)).

10.3.1
Credit Agreement, dated as of May 6, 2010, by and among DuPont Fabros Technology, L.P., as Borrower, KeyBank National Association as Agent and a Lender, and the other lending institutions that are parties thereto (and the other lending institutions that may become party thereto), as Lenders, and KeyBanc Capital Markets, as Sole Lead Arranger and Sole Book Manager (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on May 11, 2010 (Registration No. 001-33748)).

10.3.2
Guaranty, dated as of May 6, 2010, by DuPont Fabros Technology, Inc., Grizzly Equity LLC, Grizzly Ventures LLC, Lemur Properties LLC, Porpoise Ventures LLC, Quill Equity LLC, Rhino Equity LLC, Tarantula Interests LLC, Tarantula Ventures LLC, Whale Holdings LLC, Whale Interests LLC, Whale Ventures LLC, Yak Management LLC, Yak Interests LLC, Xeres Management LLC, Xeres Interests LLC, and Fox Properties LLC for the benefit of the Agent and the Lenders (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on May 11, 2010 (Registration No. 001-33748)).

10.3.3
First Amendment to Credit Agreement, dated as of February 4, 2011, by and among DuPont Fabros Technology, L.P., as Borrower, DuPont Fabros Technology, Inc., as a guarantor, and the subsidiaries of Borrower that are parties thereto, as Subsidiary Guarantors, KeyBank National Association as Agent and a Lender, and the other lending institutions that are parties thereto (and the other lending institutions that may become party thereto), as Lenders (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 9, 2011 (Registration No. 001-33748)).

10.3.4
Second Amendment to Credit Agreement, dated as of March 21, 2012, by and among DuPont Fabros Technology, L.P., as Borrower, DuPont Fabros Technology, Inc., as a guarantor, and the subsidiaries of Borrower that are parties thereto, as Subsidiary Guarantors, KeyBank National Association as Agent and a Lender, and the other lending institutions that are parties thereto, as Lenders (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on March 26, 2012 (Registration No. 001-33748)).

10.3.5
Joinder Agreement, dated March 27, 2013, by Xeres Ventures LLC, as Joinder Party, delivered to KeyBank National Association as Agent (Incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q, filed by the Registrant on May 7, 2013 (Registration No. 001-33748)).

10.3.6
Third Amendment to Credit Agreement, dated April 9, 2013, by and among DuPont Fabros Technology, L.P., DuPont Fabros Technology, Inc., as a guarantor, and the subsidiaries of Borrower that are parties thereto, as Subsidiary Guarantors, KeyBank National Association as Agent and a Lender, and the other lending institutions that are parties thereto, as Lenders (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on April 12, 2013 (Registration No. 001-33748)).

10.3.7
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

10.3.8
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

10.3.9
Fifth Amendment to Credit Agreement and Other Loan Documents, dated as of May 13, 2014, by and among DuPont Fabros Technology, L.P., as Borrower, DuPont Fabros Technology, Inc., as a guarantor, and the subsidiaries of Borrower that are parties thereto, as Subsidiary Guarantors, KeyBank National Association as Agent and a Lender, and the other lending institutions that are parties thereto, as Lenders (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on May 14, 2014 (Registration No. 001-33748)).

10.3.10
Sixth Amendment to Credit Agreement and Other Loan Documents, dated as of July 29, 2015, by and among DuPont Fabros Technology, L.P., as Borrower, DuPont Fabros Technology, Inc., as a guarantor, and the subsidiaries of Borrower that are parties thereto, as Subsidiary Guarantors, KeyBank National Association as Agent and a Lender, and the other lending institutions that are parties thereto, as Lenders (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on July 31, 2015 (Registration No. 001-33748))

10.4.1
Credit Agreement, dated as of March 27, 2013, by and among Quill Equity LLC, as Borrower, DuPont Fabros Technology, L.P., as Guarantor, KeyBank National Association, as Agent and a Lender, and the other lending institutions that are parties thereto (and the other lending institutions that may become party thereto), as Lenders, and KeyBanc Capital Markets, as Sole Lead Arranger and Sole Book Manager (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on April 2, 2013 (Registration No. 001-33748)).

10.4.2
Guaranty, dated as of March 27, 2013, by DuPont Fabros Technology, L.P. for the benefit of the Agent and the Lenders (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on April 2, 2013 (Registration No. 001-33748)).

10.4.3
First Amendment to Credit Agreement, dated as of May 9, 2014, by and among Quill Equity LLC, as Borrower, DuPont Fabros Technology, L.P., as Guarantor, KeyBank National Association, as Agent and a Lender, and the other lending institutions that are parties thereto (and the other lending institutions that may become party thereto), as Lenders (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on May 14, 2014 (Registration No. 001-33748)).

10.5.1
Term Loan Agreement, dated as of September 13, 2013, by and among DuPont Fabros Technology, L.P., as Borrower, Royal Bank of Canada as Agent and a Lender, the other lending institutions that are parties thereto, as Lenders, and RBC Capital Markets, as Sole Lead Arranger and Sole Book Manager (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on September 19, 2013 (Registration No. 001-33748)).

10.5.2
Guaranty, dated as of September 13, 2013, by DuPont Fabros Technology, Inc., Grizzly Equity LLC, Grizzly Ventures LLC, Lemur Properties LLC, Porpoise Ventures LLC, Rhino Equity LLC, Tarantula Interests LLC, Tarantula Ventures LLC, Whale Holdings LLC, Whale Interests LLC, Whale Ventures LLC, Yak Management LLC, Yak Interests LLC, Xeres Management LLC, Xeres Interests LLC, Xeres Ventures LLC and Fox Properties LLC for the benefit of the Agent and the Lenders (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on September 19, 2013 (Registration No. 001-33748)).

10.5.3
Accession Agreement, dated as of October 18, 2013, by and among DuPont Fabros Technology, L.P., as Borrower, Royal Bank of Canada as Agent, and TD Bank, N.A., as Acceding Lender (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on October 24, 2013 (Registration No. 001-33748)).

10.5.4
Accession Agreement, dated as of October 18, 2013, by and among DuPont Fabros Technology, L.P., as Borrower, Royal Bank of Canada as Agent, and Regions Bank, as Acceding Lender (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on October 24, 2013 (Registration No. 001-33748)).

10.5.5
First Amendment to Term Loan Agreement and Other Loan Documents, dated as of July 21, 2014, by and among DuPont Fabros Technology, L.P., as Borrower, DuPont Fabros Technology, Inc., as a guarantor, the subsidiaries of Borrower that are parties thereto, as Subsidiary Guarantors, Royal Bank of Canada, as Agent and a Lender, and the other Lenders that are parties thereto (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on July 24, 2014 (Registration No. 001-33748)).

(10)	Executive Compensation Plans and Arrangements:

10.6.1
Amended and Restated Employment Agreement, dated October 27, 2011, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Lammot J. du Pont (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on October 28, 2011 (Registration No. 001-33748)).

10.6.2
First Amendment to Amended and Restated Employment Agreement, dated May 21, 2012, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Lammot J. du Pont (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on May 21, 2012 (Registration No. 001-33748)).

10.6.3
Second Amendment to Amended and Restated Employment Agreement, dated December 12, 2012, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Lammot J. du Pont (Incorporated by reference to Exhibit 10.5.3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012 (Registration No. 001-33748)).

10.6.4
Non-Competition, Non-Solicitation and Confidentiality Agreement, dated October 18, 2007, between the Company and Lammot J. du Pont (Incorporated by reference to Exhibit 10.5.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011(Registration No. 001-33748)).

10.7.1
Third Amended and Restated Employment Agreement, dated February 5, 2013, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Hossein Fateh (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 5, 2013 (Registration No. 001-33748)).

10.7.2
Non-Competition, Non-Solicitation and Confidentiality Agreement, dated October 18, 2007, between the Company and Hossein Fateh (Incorporated by reference to Exhibit 10.6.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011 (Registration No. 001-33748)).

10.7.3
First Amendment to Third Amended and Restated Employment Agreement, dated December 2, 2014, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Hossein Fateh (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on December 8, 2014 (Registration No. 001-33748)).

10.7.4
Separation Agreement and General Release, dated February 2, 2015, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Hossein Fateh (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 4, 2015 (Registration No. 001-33748)).

10.8.1
Employment Agreement, dated February 2, 2015, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Christopher P. Eldredge (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 4, 2015 (Registration No. 001-33748)).

10.9.1
Severance Agreement by and between Richard A. Montfort, Jr. and DuPont Fabros Technology, Inc. March 13, 2009 (Incorporated by reference to Exhibit 10.12 of the Registrant's Quarterly Report on Form 10-Q, filed by the Registrant on May 5, 2009 (Registration No. 001-33748)).

10.9.2
First Amendment to Severance Agreement, dated December 1, 2011, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Richard A. Montfort, Jr. (Incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K, filed by the Registrant on December 5, 2011 (Registration No. 001-33748)).

10.9.3
Second Amendment to Severance Agreement, dated December 12, 2012, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Richard A. Montfort, Jr. (Incorporated by reference to Exhibit 10.8.3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012 (Registration No. 001-33748)).

10.10.1
Severance Agreement between Jeffrey H. Foster and DuPont Fabros Technology, Inc. dated March 13, 2009 (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on March 19, 2009 (Registration No. 001-33748)).

10.10.2
First Amendment to Severance Agreement, dated December 1, 2011, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Jeffrey H. Foster (Incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K, filed by the Registrant on December 5, 2011 (Registration No. 001-33748)).

10.10.3
Second Amendment to Severance Agreement, dated December 12, 2012, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Jeffrey H. Foster (Incorporated by reference to Exhibit 10.9.3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012 (Registration No. 001-33748)).

10.11.1
Severance Agreement between Maria Kenny and DuPont Fabros Technology, Inc. dated March 31, 2009 (Incorporated by reference to Exhibit 10.11.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 (Registration No. 001-33748)).

10.11.2
First Amendment to Severance Agreement, dated December 1, 2011, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Maria Kenny (Incorporated by reference to Exhibit 10.11.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 (Registration No. 001-33748)).

10.11.3
Second Amendment to Severance Agreement, dated December 12, 2012, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Maria Kenny (Incorporated by reference to Exhibit 10.11.3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 (Registration No. 001-33748)).

10.12.1
Severance Agreement between James W. Armstrong and DuPont Fabros Technology, Inc. dated August 18, 2014 (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on August 22, 2014 (Registration No. 001-33748)).

10.13.1
Severance Agreement between Scott A. Davis and DuPont Fabros Technology, Inc. dated March 31, 2009 (Incorporated by reference to Exhibit 10.7.1 of the Registrant’s Quarterly Report on Form 10-Q, filed by the Registrant on May 7, 2015 (Registration No. 001-33748)).

10.13.2
First Amendment to Severance Agreement, dated December 1, 2011, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Scott A. Davis (Incorporated by reference to Exhibit 10.7.2 of the Registrant’s Quarterly Report on Form 10-Q, filed by the Registrant on May 7, 2015 (Registration No. 001-33748)).

10.13.3
Second Amendment to Severance Agreement, dated December 12, 2012, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Scott A. Davis (Incorporated by reference to Exhibit 10.7.3 of the Registrant’s Quarterly Report on Form 10-Q, filed by the Registrant on May 7, 2015 (Registration No. 001-33748)).

10.14.1*	Severance Agreement between Brian D. Doricko and DuPont Fabros Technology, Inc. dated December 5, 2015.

10.15.1
Form of Non-Disclosure, Assignment and Non-Solicitation Agreement (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on March 19, 2009 (Registration No. 001-33748)).

10.15.2
Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.15 of Amendment No. 3 to the Registrant's Registration Statement on Form S-11/A, filed by the Registrant on October 18, 2007 (Registration No. 333-145294)).

10.16.1
2007 Equity Compensation Plan (Incorporated by reference to Exhibit 10.16 of Amendment No. 2 to the Registrant's Registration Statement on Form S-11/A, filed by the Registrant on October 5, 2007 (Registration No. 333-145294)).

10.16.2
First Amendment to Equity Compensation Plan (Incorporated by reference to Exhibit 10.8 of the Registrant's Quarterly Report on Form 10-Q, filed by the Registrant on May 5, 2009 (Registration No. 001-33748)).

10.17
2011 Equity Incentive Plan (Incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement on Schedule 14A, filed by the Registrant on April 5, 2011 (Registration No. 001-33748)).

10.18	2013 Short-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 27, 2013).

10.19.1	2013 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 27, 2013).

10.19.2
Form of Restricted Stock Award Agreement under the 2013 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 27, 2013).

10.19.3
Form of Stock Option Award Agreement under the 2013 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 27, 2013).

10.19.4
Form of Performance Stock Unit Award Agreement under the 2013 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.5 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 27, 2013).

10.20	2014 Short-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 18, 2014).

10.21.1	2014 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 18, 2014).

10.21.2	Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 18, 2014).

10.21.3	Form of Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 18, 2014).

10.22
2015 Short-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on March 19, 2015 (Registration No. 001-33748)).

10.23.1
2015 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on March 19, 2015 (Registration No. 001-33748)).

10.23.2
Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on March 19, 2015 (Registration No. 001-33748)).

10.23.3
Form of Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on March 19, 2015 (Registration No. 001-33748)).

10.24.1
2016 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K/A, filed by the Registrant on January 12, 2016 (Registration No. 001-33748)).

10.24.2
Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K/A, filed by the Registrant on January 12, 2016 (Registration No. 001-33748)).

10.24.3
Form of Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K/A, filed by the Registrant on January 12, 2016 (Registration No. 001-33748)).

12.1*	Computation of Ratio of Earnings to Fixed Charges.

12.2*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock/Unit Dividends.

21.1*	List of Subsidiaries of DuPont Fabros Technology, Inc.

23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm (DuPont Fabros Technology, Inc.).

23.2*	Consent of Ernst & Young LLP, independent registered public accounting firm (DuPont Fabros Technology, L.P.).

31.1*	Certification by President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.).

31.2*	Certification by Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (DuPont Fabros Technology, Inc.).

31.3*	Certification by President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.).

31.4*	Certification by Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (DuPont Fabros Technology, L.P.).

32.1*
Certifications of President and Chief Executive Officer and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.).

32.2*
Certifications of President and Chief Executive Officer and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.).

101*
XBRL (Extensible Business Reporting Language). The following materials from DFT's and the Operating Partnership's Annual Report on Form 10-K for the period ended December 31, 2015, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of stockholders' equity, (iv) consolidated statements of cash flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.

* Filed herewith.